Form 10-K
period 2020-12-31
CENTENNIAL GROWTH EQUITIES INC
filed 2021-03-24
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission file number 000-56234

CENTENNIAL GROWTH EQUITIES INC.
(Exact Name of Registrant as Specified in Its Charter)

COLORADO	90-0292940
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11065 East Kilarea Ave. #180
Mesa, Arizona 85209
Phone: 303-725-7935
(Address of Principal Executive Offices, Zip Code & Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes [   ]      No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [   ]      No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [   ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [   ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]      No [   ]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates: The stock of the Company is not traded on any exchange at this time.

The number of shares outstanding of the issuer’s Common Stock as of March 18, was 13,203,000.

CENTENNIAL GROWTH EQUITIES INC.
TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2020 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Part I

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to Centennial Growth Equities, Inc. and its consolidated subsidiary.

ITEM 1. BUSINESS

Background:

Centennial Growth Equities, Inc. was incorporated in the State of Colorado on June 6, 2000 for the purpose of conducting business in the area of real estate, including the purchase and sale of all types of real estate, remodeling, building, refurbishing all types of real estate, the development of land for real estate development, the purchase and sale of land assets and to operate a construction business in connection with the above described activities with the extent of the laws of the State of Colorado. Our address is 11069 East Kilarea Ave. #180, Mesa, Arizona 85209. Telephone 303-725-7935.

On January 26, 2005, the Company merged into another Colorado company, Piper and Murphy Real Estate Investments, Inc. On March 21, 2005, the Company changed its name to Piper and Murphy Real Estate, Inc. and on July 14, 2005, it changed its name again to Centennial Growth Equities, Inc.

On August 20, 2006, Mr. Phillip E. Ray purchased 4,000,000 shares of Common Stock of the Company from Eleece “Patty” Murphy. Venturevest Capital Corporation, a Colorado corporation controlled by Mr. Phil Ray purchased 4,000,000 shares from Jim Piper.

Mr. Ray was appointed as a Director, President and Secretary Treasurer of the Company and Mrs. Alice Ray, the wife of Mr. Ray, was appointed as a director and Secretaryof the Company.

On February 19, 2020, the Company created a subsidiary, Venture Growth Equities, Inc., a Colorado corporation, of which 100 shares of common stock was issued to Centennial Growth Equities, thus making it a wholly owned subsidiary of the Company. There is no activity in the subsidiary.

On February 28, 2020, the Company created a subsidiary, Centennial Ventures, Inc., a Colorado corporation, of which 100 shares of common stock was issued to Centennial Growth Equities, Inc., making it a wholly owned subsidiary of the Company. There is no activity in the subsidiary.

On April 20, 2020, the Company filed an Amendment and Restatement to its Articles of Incorporation with the State of Colorado. The Amendment authorized 90,000,000 shares of Common Stock, par value $0.001 and 10,000,000 shares of Preferred Stock, par value $0.001.

As of December 31, 2020, there were 13,203,000 shares issued and outstanding.

Operations:

The management is changing the direction of the Company to be a product development and marketing company. The Company is in the process of developing a line of products for camping, travel and emergency, all of which will be marketed under a company logo.

As a part of the program, the Company is designing a lightweight travel, camping and emergency trailer, which encompasses a number of extra features that will make it unique in the industry.

The trailer, unlike most trailers, is a one-wheel (swivel-wheel) trailer that is versatile, capable of being towed by any size of vehicle, from a large van to a small Volkswagen Bug or other small cars. It is designed to be very different from camper trailers that are presently on the market. Not to be a sleeper trailer, and yet, with the adaption of a specially made tent attachment, can accommodate sleeping arrangements. There will be several different models.

A single wheel trailer is a trailer that has only one wheel supporting it with a rigid attachment to the vehicle. Unlike traditional trailers with a ball pivot, the single swivel wheel trailer always tracks with the tow vehicle, acting more like an extension of the vehicle.

The trailer is usually fitted with a two-power hitch, which is attached to the tow vehicle at a standard Class-III or Class-IV, 2”x2” receiver on the vehicle.

With the swivel wheel, the trailer does not swing from side to side and does not fishtail or jackknife like most trailers. When backing and turning, the trailer stays straight with the tow vehicle and the wheel swivels around to the direction of the motion.

In one model of the trailer, there will be an assortment of emergency type of items such as the following:

1.	Our emergency kit containing 17 very important items for travel, camping and emergency use
2.	First Aid Kit containing 299 items –for camping or emergency or when traveling
3.	Water purifier kit – small and convenient but excellent for camping or emergency or travel
4.	Emergency Reflectors - 3 large reflectors for emergency use
5.	Folding shovel/pick – a small but convenient folding shovel with spade.
6.	Hatchet with saw and fire starter – an important camping and emergency item
7.	Camp Table – lightweight and strong 3’-Fold N Half Aluminum Table
8.	Folding Camp chairs - 2each-lightweight but compact and strong – 2 in each trailer
9.	Portable camp toilet /camping commode – for camping and emergency use
10.	Collapsible Water bucket – for camping and emergency use. Folds to 2” and holds up to 3 gallons
11.	Waterproof folding Toilet Paper Storage Cylinder Case –for keeping toilet paper handy and dry.
12.	Tarp - Large Multi-Purpose, waterproof, heavy duty poly tarp
13.	Portable battery powered shower – This battery powered shower for showering from a bucket of water.
14.	Emergency blankets – a pack of 4 emergency thermal blanks for emergency use
15.	Reusable Emergency Sleeping Bag – A small thermal waterproof survival sleeping bag
16.	Tire repair kit - for the repair of a tire that leaks.
17.	Survival Gear Tube Tent – A compact, lightweight waterproof tent for emergency use.
18.	Duct Tape – a roll of duct tape which can have multiple uses.
19.	Mess Kit – an 11-piece kit with plates, cups, eating utensils and pan.

The Company has researched possible venders for components for the trailer and all items that would be included in the basic model of the trailer.

Covid-19 Pandemic.

We do not believe that the Covid-19 pandemic will have a material on theoperations of the Company.

Competition

There are many different camp trailers, work trailers, emergency kits, etc. which we consider competition. However, none offers the same diverse options that the Company intends to offer through the Model SW-A1 trailer.

There are many types and models of small camping trailers manufactured and sold in the US and throughout the world. Most of these trailers have some type of sleeping accommodations, either inside the trailer or creating sleeping quarters with a pop up or fold out system, usually for two people.

A “tent trailer” is one where the tent itself takes up the entire trailer bed, thus allowing for little else to be transported in the trailer. Other “camping” trailers are designed to be small sleep trailers only.

A number of companies make “tent trailers” that pop up out of a trailer bed, while others make small “sleeping trailers” like the “Tear Drop” models. Lees-ure Lite, out of British Columbia, is a good example. They make a variety of pop-up tent two-wheel trailers. After extensive research, we could find nothing that competed directly with our Model SW-A1 type of trailer.

Management is not aware of any trailers that are similar to the Model SW-A1 trailer.

There is no assurance that we will be able to compete with the existing trailer and emergency kit manufacturers and new event centers that may be built in the future.

Many of our current and potential competitors may have advantages over us including:

●	Longer operating histories and greater market presence,

●	Better name recognition,

●	Access to larger customer bases,

●	Economies of scale and cost structure advantages, and

●	Greater sales and marketing, programming, distribution, technical, financial and other resources.

These competitors also have established or may establish financial or strategic relationships among themselves or third parties. In addition, some of our competitors have used or may use aggressive pricing or promotional strategies, have stronger relationships on more favorable terms with retail outlets. These relationships may affect the ability of potential customers to purchase our products.

We operate in a highly competitive environment for event centers. The majority of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we plan to operate. Those companies may be able to pay more for facilities and personnel than our financial resources permit.

Pricing

After extensive research of the market for trailers and for the emergency items that would be included, we believe that we can be competitive in pricing of our product.

Technology

We currently have no technology that differs from any other company in our field. We do not believe technology will separate our business from other competitors; rather our focus will be on the uniqueness of our event center and our marketing programs.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have no patents or trademarks. We also have no franchises, concessions, royalty agreements or labor contracts.

Employees and Independent Contractors

Our only employee is our President, Phil E. Ray. Mr. Ray who currently devotes 35 - 50 hours per month to company matters and after receiving funding or a substantial increase in revenues he plans to devote as much time as the board of directors determines is necessary to manage the affairs of the Company. There is no formal employment agreements between the Company and Mr. Ray.

Research and Development Costs during the Last Two Years

While we have done extensive research on trailers and emergency kits and products, it has been done by the president of the Company without remuneration.

Reports to Security Holders

We are a smaller reporting company and will comply with the requirements of the Exchange Act. We will file annual, quarterly and other reports with the Securities and Exchange Commission. Although we will not be required to deliver our annual or quarterly reports to security holders, we intend to forward this information to security holders upon receiving a written request to receive such information. The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 100 F Street N.E., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the Commission maintains a website at: http://www.sec.gov that contains reports, proxy and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.

General Information

We are considered a startup company and have not generated revenues and a short operating history. Our independent auditor has issued an audit opinion, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our plan is to attempt to continue with our business plan of developing a unique trailer with numerous accessories.

Our focus for the fiscal year ended December 31, 2021 will be to raise additional capital, more research as to the overall concept and contacting companies could be possible venders to the company. We will also be searching for other business opportunities in the event we cannot raise additional capital and move ahead with our business plan.

ITEM 1A, RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We do not currently own any property. The Company is currently provided with office space by our officer and director at no charge. The offices are located at11069 E. Kilarea Ave. #180, Mesa, Arizona 85209. Management believes the current premises are sufficient for its needs at this time.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings that have occurred within the past five years concerning the Company, our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The stock of the Company is not traded on any exchange at this time.

Common Stock.

There are 90,000,000 shares of Common Stock, $0.001 par value, authorized, with 13,203,000 shares issued and outstanding. The holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

We have 10,000,000 shares of Preferred Stock authorized of which none are issued and outstanding.

Security Holders

As of December31, 2020, the Company had 55 shareholders of record of the Company’s common stock and 13,203,000 common shares issued and outstanding, of which 4,440,000shares were held by our Officer and Director, Phil E. Ray and 4,150,000 was held by Venturevest Capital Corp., a company controlled by Mr. Ray for a total of 8,590,000 shares.

Form 10 Registration Statement filed

In January 2021, the Company filed a Form 10 Registration Statement for the purpose of making the Company a “Fully Reporting Company.”With the filing of the Form 10 Registration Statement, the Company became a “Reporting Company” as that term is defined by the SEC. As a “Reporting Company”, we will be filing quarterly and annual reports with the SEC, thus incurring the additional costs of audits and legal fees.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that cash dividends will be paid on our common stock in the foreseeable future.

Options and Warrants

We do not have any outstanding options or warrants.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its Common Stock or Preferred Stock. The issuance of any of our Common Stock or Preferred Stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Transfer Agent

The Transfer Agent for the Company is Action Stock Transfer, 2469 E. Fort Union Blvd., Ste. 214, Salt Lak City, Utah 84121

Recent Sales of Unregistered Securities

None

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance there under.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by Centennial Growth Equities, Inc.) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although Centennial Growth believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to Centennial Growth’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in Centennial Growth’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Overview

Centennial Growth Equities, Inc. (the “Company”), was incorporated in the State of Colorado on June 8, 2000. The Company was originally formed to engage in all aspects of acquiring, selling, brokering, and developing real estate. The Company could also engage in any other business permitted by law, as designated by the Board of Directors of the Company. The Company ceased real estate operations in 2006, when new management took control of the Company.

In 2006, Mr. Phillip E. Ray purchased 4,000,000 shares from Eleece Murphy and a company owned by Mr. Ray, Venturevest Capital Corp., a company controlled by Mr. Ray, purchased 4,000,000 shares from Jim Piper, which resulted in control, and Mr. Ray was appointed president of the Company. Mr. Ray is presently changing the direction of the company to be a distributing and marketing company.

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a "going concern" opinion.

While our current burn rate is nominal, it is expected that our costs of operations will continue to exceed revenues, primarily due to the costs associated with being a public reporting company. Based upon our current business plan, we may continue to incur losses in the foreseeable future and there can be no assurances that we will ever establish profitable operations. These and other factors raise substantial doubt about our ability to continue as a going concern.

Plan of Operation

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we raise additional capital either through the sale of common stock or debt. There is no assurance we will ever reach that point. In the meantime, the continuation of the Company is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations.

Our plan of operation for the fiscal year 2021 will be on to attempt to raise the capital needed to build prototypes of our trailers, which will be used for marketing and promotion.

We anticipate spending $9,000 on professional fees, including fees payable for complying with reporting obligations, $4,000 in general administrative costs and $4,500 in working capital. Total expenditures over the next 12 months are therefore expected to be approximately $17,500.

Management intends to keep the Company current in its filings with the Securities and Exchange Commission and maintain compliance going forward.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Results of Operations for the Year Ended December 31, 2020 compared to the Year Ended December 31, 2019

Operating expenses primarily consisted of costs related to filing the Form 10 for the Company, including audit and legal expenses and filing fees during the year ended December 31, 2020, which were $8,907 compared to $0during year ended December 31, 2019.

During the year ended December 31, 2020, the Company incurred a net loss of $8,907, compared to a net loss of $0 during the year ended December 31, 2019. The increase in net loss was primarily related to the increase in operating expenses described above.

Liquidity and Capital Resources

As of December 31, 2020, we had a cash balance of $1,611 and $10,518 due to our CEO.

Operating Activities

Net cash used in operating activities was $8,907 during the year ended December 31, 2020, compared with $0 used in operating activities during the year ended December 31, 2019. The increase in cash used in operations was primarily due to the cost of preparing and filing the Form 10 for the Company.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2020 and 2019.

Financing Activities

During the year ended December 31, 2020 and 2019, the Company issued non-convertible promissory note payable to related parties in the amount of $10,518 and $0, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a "going concern" opinion. As of December 31, 2020, we had an accumulated deficit of $136,987 and a net loss of $8,907 for the year ended December 31, 2020.

Management believes the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company but cannot assure that such financing will be available on acceptable terms.

In January 2021, the Company filed a Form 10 Registration Statement for the purpose of making the Company a fully reporting company. With the filing of the Form 10 Registration Statement, the Company became a “Reporting Company” as that term is defined by the SEC. As a “Reporting Company”, we will be filing quarterly and annual reports with the SEC, thus incurring the additional costs of audits and legal fees.

Our current management has agreed to advance funds to the Company on an “as needed” basis. Should existing management, stockholders or our affiliates refuse to advance needed funds, however, we would be forced to turn to outside parties to either lend funds to us or buy our securities. There is no assurance that we will be able to raise the necessary funds, when needed, from outside sources. Such a lack of funds could result in severe consequences to us, including among others:

●      failure to make timely filings with the SEC as required by the Exchange Act, which may also result in suspension of trading or quotation of our stock and could result in fines and penalties to us under the Exchange Act; and

●      failure to increase sales and income for the company.

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their Report of Independent Certified Public Accountants accompanying our audited financial statements appearing elsewhere herein which cites substantial doubt about our ability to continue as a going concern. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors

Inflation

We do not believe that inflation has had in the past or will have in the future any significant negative impact on our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY

CENTENNIAL GROWTH EQUITIES, INC.
TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Centennial Growth Equities, Inc.
Mesa, Arizona

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Centennial Growth Equities, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Centennial Growth Equities, Inc.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses and has no operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2020.

Pinnacle Accountancy Group of Utah
Farmington, Utah
March _, 2021

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash	$1,611	$-
Total current assets	1,611	-
Total Assets	$1,611	$-

LIABILITIES ANDSTOCKHOLDERS' DEFICIT

Current Liabilities:
Due to related party	$-	$-
Total Current Liabilities	-	-
Due to related party – long term	10,518	-
Total Liabilities	10,518	-

Commitments and contingencies

Stockholders' Deficit:
Preferred Stock par value $0.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $0.001, 90,000,000 shares authorized; 13,203,000 shares issued and outstanding	13,203	13,203
Additional paid-in capital	114,877	114,877
Accumulated deficit	(136,987)	(128,080)
Total Stockholders' Deficit	(8,907)	-
Total Liabilities and Stockholders' Deficit	$1,611	$-

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2020	2019
Operating Expenses:
General and administrative	$8,907	$-
Total operating expenses	8,907	-

Loss from operations	(8,907)	-

Loss before provision for income taxes	(8,907)	-
Provision for income taxes	-	-

Net Loss	$(8,907)	$-

Loss per share, basic and diluted	$(0.00)	$-

Weighted average common shares outstanding, basic and diluted	13,203,000	13,203,000

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of December 31, 2018	13,203,000	$13,203	$114,877	$(128,080)	$-
Net loss	-	-	-	-	-
Balances as of December 31, 2019	13,203,000	13,203	114,877	(128,080)	-
Net loss	-	-	-	(8,907)	(8,907)
Balances as of December 31, 2020	13,203,000	$13,203	$114,877	$(136,987)	$(8,907)

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net Loss	$(8,907)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:	-	-
Net cash used in operating activities	(8,907)	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Loans from related party	10,518	-
Net cash provided by operating activities	10,518	-

Net increase in cash	1,611	-

Cash, beginning of year	-	-

Cash, end of year	$1,611	$-

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 and 2019

NOTE 1 – ORGANIZATION AND OPERATIONS

Centennial Growth Equities, Inc. (the “Company”), was incorporated in the State of Colorado on June 8, 2000. The management is changing the direction of the Company to be a product development and marketing company. The Company is in the process of developing a line of products for camping, travel and emergency, all of which will be marketed under a company logo.

On August 20, 2006, Mr. Phil E. Ray purchased 4,000,000 shares of Common Stock of the Company from Eleece “Patty” Murphy. Venturevest Capital Corporation, a Colorado corporation controlled by Mr. Phil Ray purchased 4,000,000 shares from Jim Piper.

On February 19, 2020, the Company created a subsidiary, Venture Growth Equities, Inc., a Colorado corporation, of which 100 shares of common stock was issued to Centennial Growth Equities, making it a wholly owned subsidiary of the Company. There has been no activity in the subsidiary.

On February 28, 2020, the Company created a subsidiary, Centennial Ventures, Inc., a Colorado corporation, of which 100 shares of common stock was issued to Centennial Growth Equities, Inc., making it a wholly owned subsidiary of the Company. There has been no activity in the subsidiary.

Mr. Ray was appointed as a Director, Vice President and Secretary Treasurer of the Company and Mrs. Alice Ray, the wife of Mr. Ray, was appointed as a Director of the Company.

Mr. Ray is presently changing the direction of the company to be a distributing and marketing company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying audited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Concentrations of credit risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2020 or 2019.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company its wholly owned subsidiaries, Centennial Growth Equities and Centennial Ventures, Inc. There has been no activity in either subsidiary as of December 31, 2020.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques, used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below.

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Income taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based compensation

We account for equity-based transactions with nonemployees under the provisions of ASU2018-07, Improvements to non-employees share based accounting (Topic 718). ASU2018-07 establishes that equity-based payment transactions with nonemployees indicates that the measurement objective for equity instruments awarded to employees is to estimate at the grant date the fair value of the equity instruments the entity is obligated to issue when employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. The Topic also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in a share-based payment transaction with employees. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. There are no potentially dilutive shares as of December 31, 2020 or 2019.

Recent accounting pronouncements

The Company has implemented all new applicable accounting pronouncements that are in effect and applicable. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

As reflected in the consolidatedfinancial statements, the Company has an accumulated deficit of $136,987 as of December 31, 2020, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidatedfinancial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. These consolidatedfinancial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.The Company considers all new accounting pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

NOTE 4 - INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. The Company is using the U.S. federal income tax rate of 21%.

The provision for Federal income tax consists of the following December 31:

	2020	2019
Federal income tax benefit attributable to:
Current Operations	$(1,870)	$-
Less: change in valuation allowance	1,870	-
Net provision for Federal income taxes	$-	$-

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2020	2019
Deferred tax asset attributable to:
Net operating loss carryover	$(28,767)	$(26,897)
Less: valuation allowance	28,767	26,897
Net deferred tax asset	$-	$-

At December 31, 2020, the Company had net operating loss carry forwards of approximately $28,767 that maybe offset against future taxable income. No tax benefit has been reported in the December 31, 2020 or 2019 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

ASC Topic 740 provides guidance on the accounting for uncertainty in income taxes recognized in a company’s financial statements. Topic 740 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position. If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. Federal income tax returns prior to fiscal year 2016 are closed.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2020, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 5 – COMMON STOCK

On February 20, 2020, the Shareholders voted to file amended Articles of Incorporation with the State of Colorado authorizing 90,000,000 shares of common stock at a par value of $0.001 and 10,000,000 shares of Preferred stock at a par value of $0.001. The Articles were filed with the Secretary of State of Colorado on April 20, 2020.

NOTE 6– RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, Phil Ray, CEO, loaned the Company $10,518. The loan matures and will begin to accrue interest on December 31, 2022.

NOTE 7 - SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have had no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with our Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2017. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2020, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d- 15 (f) under the Exchange Act, for the Company.

Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting - Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended December 31, 2020, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchanges Commission due to the lack of resources and segregation of duties. The Company has not established an audit committee, lacks documentation of its internal control process, and lacks proper documentation of its revenue transactions. A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2020, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of Officers and Directors

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated. Each director shall be selected for a term of one year and until his successor is elected and qualified. Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.

The officers and directors are as follows:

Name	Age	Positions Held	Since
Phil E. Ray	83	President, CEO, CFO, Director	August 20, 2006

Alice Ray	76	Secretary& Director	August 20, 2006

Phillip E. Ray, Chairman of the Board of Directors, CEO, and president is currently president and principal of VentureVest Capital Corporation and Terayco International, Ltd. both Colorado corporations. He has fifty-five years of experience in business management, with six of those years in a public company all of that time serving as a President and senior manager or principal owner/operator of a company.

Mr. Ray has had experience in the management of public and non-public companies, including developing national marketing programs, advertising and publications, product development, investor relations, public securities offerings, corporate development, business plan preparation, financing strategies for developing companies and many other areas of corporate development and management. Mr. Ray has served as the President, a director and a major shareholder of two Colorado-based companies, since he founded the businesses in 1991. Terayco International, Ltd. and VentureVest Capital Corporation are engaged in business consulting in the areas of advertising, marketing, mergers and acquisitions and strategic planning, primarily for companies preparing for an initial public securities offering or a private securities placement.

Alice Ray-Secretary

Ms. Ray was appointed Secretaryof the Company on December 5, 2012. Ms. Ray has served as the corporate Secretary of a number of public and private corporations and the Administrative Assistant or Secretary to presidents of several companies for many years. Since 1991, she has served as a Director and the Secretary of American Business Services, Inc. She has also served a Secretary and Director of VentureVest Capital Corporation, a venture capital firm in Colorado. From 1995 to January 2004, she was employed as a Senior Administrator for Denver Reserve, Inc., a premier leader of Health Benefit Administration, located in Littleton, Colorado, engaged in pre-tax benefit plans. Ms. Ray has served in various administrative positions in her community for many years. Ms. Ray attended the University of Nevada-Las Vegas, majoring in business administration, from 1963 to 1965.

Family Relationships

Alice Ray, our Secretary, is the wife of Phil Ray, our President.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers.

Director or Officer Involvement in Certain Legal Proceedings

During the past five (5) years, none of the following occurred with respect to one of our present or former directors or executive officers: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two (2) years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

We are not at this time required to have our board comprised of a majority of “independent directors” as we are not subject to the listing requirements of any national securities exchange or association,

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires a company’s directors, officers, and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (collectively referred to herein as the “Reporting Persons”), to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).

Based solely on review of the copies of such forms furnished to Centennial Growth Equity's directors have not filed their reports as of the date of this Annual Report.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our board of directors.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our board of directors, which currently consists of Phil Rayand Alice Ray handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors, we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

ITEM 11, EXECUTIVE COMPENSATION

Summary Compensation Table

							Change in
						Non-	Pensions
						Equity	Value and
						Incentive	Nonqualifie
						Plan	d Deferred	All
Name and				Stock	Option	Compen	Compensati	Other
Principal		Salary	Bonus	Awards	Awards	sation	on Earnings	Compens	Total
Position	Year	($)	($)	($)	($)	($)	($)	ation ($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Phil Ray	2020	-	-	-	-	-	-	-	-
Phil Ray	2019	-	-	-	-	-	-	-	-
Alice Ray	2020	-	-	-	-	-	-	-	-
Alice Ray	2019	-	-	-	-	-	-	-	-

No officer or director of the Company has received any compensation in 2020 or 2019.

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since inception.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or director or employees or consultants since inception.

To the knowledge of management, during the past five years, no present or former director, or executive officer of the Company:

1.      Has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.      Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.      Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

i.     Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.     Engaging in any type of business practice;

iii.     Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

4.     Was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any such activity.

5.     Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

6.     Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Director Compensation

We do not currently pay any compensation to our directors, nor do we pay directors’ expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2020, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on our, shares outstanding on December 31, 2020.

The address of Phil Ray is 11069 E. Kilarea Ave,#180, Mesa, Arizona 85209. The address of Venturevest Capital Corporation is 558 Castle Pines Parkway, B-4.

Common Stock	Direct	Indirect	Total	Rounded
Name and Address of Beneficial Owner (1)
Executive Officers and Directors
Phillip E. Ray Alice Ray (1)	4,440,000	-0-	4,440,000	33.6%
Venturevest Capital Corp.(owned by Phil Ray) (2)	4,150,000	-0-	4,150,000	31.4%
Officers and Directors as a Group (2)	8,590,000		8,590,000	65%
Other 5% Holders
DLR Associates (3)	2,939,000		2,939,000	22.3%
Common stock owned by Officers, directors and 5% shareholders	11,529,999		11,529,000	87.3%

(1). The address of Phillip E. Ray and Alice Ray is 11069 East Kilarea Ave. #180, Mesa, Arizona. Phil Ray and Alice Ray are husband and wife.

(2). Venturevest Capital Corp. is a Colorado corporation controlled by Phil Ray. The address of Venturevest Capital Corporation in the table is 558 Castle Pines Drive B-4 Suite 140 Castle Pines, Colorado.

(3) DLR Associates, Inc. is a Colorado Corporation controlled by Darin Ray. Includes 2,610,000 shares owned by DLR Associates and 329,000 shares owned by Darin Ray. Darin Ray is the adult son of the Company president and CEO, Phillip E. Ray. The corporate address for DLR Associates and Darin Ray is 2091 Ashleigh Court, Highlands Ranch, CO 80126

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following information summarizes transactions we have either engaged in for the past two fiscal years or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons. These transactions were negotiated between related parties without “arm’s length” bargaining and, as a result, the terms of these transactions may be different than transactions negotiated between unrelated persons.

On December 31, 2020, the Company issued a promissory note to Phil Ray in the amount of $10,518 for funds he had expended on behalf of the Company. The note matures on December 31, 2022 and interest begins on December 31, 2022.

During the years ended December 31, 2020 and 2019, the Company paid no compensation to our officers or directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by Pinnacle Accounting Group of Utah, our Independent Registered Public Accounting Firm,in connection with the audit of our financial statements and other professional services rendered by those accounting firms.

	2020	2019
Audit fees	$6,000	$-
Audit-related fees	$350	$-
Tax fees	$-	$-
All other fees	$6,350	$-

Audit fees represent fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees represent professional services rendered for assurance and related services by the accounting firm that are reasonably related to the performance of the audit or review of our financial statements that are not reported under audit fees.

Tax fees represent professional services rendered by the accounting firm for tax compliance, tax advice, and tax planning.

All other fees represent fees billed for products and services provided by the accounting firm, other than the services reported for the other three categories.

Pre-Approval Policies

Our audit committee makes recommendations to our board of directors regarding the engagement of an auditor. Our board of directors approves the engagement of the auditor before the firm renders audit and non-audit services. Our audit committee does not rely on pre-approval policies and procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The audited financial statements of the Company are included in this report under Item 8.

(a)(2) Financial Statement Schedules

All financial statement schedules are included in the footnotes to the financial statements or are inapplicable or not required.

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit
No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document(1)
101.SCH*	XBRL Taxonomy Extension Schema Document(1)
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document(1)

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carriage House Event Center Inc.

Date: March 22, 2021	By:	/s/ PhilE. Ray
Phil E. Ray, Chief Executive Officer,
Chief Financial and Accounting Officer and
Director