Form 10-K/A
period 2020-12-31
CENTENNIAL GROWTH EQUITIES INC
filed 2021-03-25
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend the Annual Report on Form 10-K of CENTENNIAL GROWTH EQUITIES INC. (the “Company”) as filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2021 (the “Original Filing”) without the date of Report of Independent Registered Public Account Firm.

This Amendment is being filed solely to provide date of Report of Independent Registered Public Account Firm. This Amendment does not otherwise modify, amend or update in any way the disclosures contained in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC after the date of the Original Filing.

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

Pinnacle Accountancy Group of Utah
Farmington, Utah
March 22, 2021

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