Form 10-Q
period 2021-03-31
CENTENNIAL GROWTH EQUITIES INC
filed 2021-05-13
CIK 1145604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission File No.: 0001798456

CENTENNIAL GROWTH EQUITIES INC.

(Exact name of the small business issuer as specified in its charter)

COLORADO	90-0292940
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11065 East Kilarea Ave. #180

Mesa, Arizona 85209

(Address of principal executive offices)

303-730-7939

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]      No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]      No [   ]

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at May 11, 2021 was 13,203,000.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$1,357	$1,611
Total current assets	1,357	1,611
Total Assets	$1,357	$1,611

LIABILITIES AND STOCKHOLDERS' DEFICIT

Due to related party – long term	16,018	10,518
Total Liabilities	16,018	10,518

Commitments and contingencies

Stockholders' Deficit:
Preferred Stock par value $0.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $0.001, 90,000,000 shares authorized; 13,203,000 shares issued and outstanding	13,203	13,203
Additional paid-in capital	114,877	114,877
Accumulated deficit	(142,741)	(136,987)
Total Stockholders' Deficit	(14,661)	(8,907)
Total Liabilities and Stockholders' Deficit	$1,357	$1,611

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Operating Expenses:
General and administrative	$5,754	$-
Total operating expenses	5,754	-

Loss from operations	(5,754)	-

Loss before provision for income taxes	(5,754)	-
Provision for income taxes	-	-

Net Loss	$(5,754)	$-

Loss per share, basic and diluted	$(0.00)	$-

Weighted average common shares outstanding, basic and diluted	13,203,000	13,203,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(Unaudited)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balances as of December 31, 2020	13,203,000	$13,203	$114,877	$(136,987)	$(8,907)
Net loss	-	-	-	(5,754)	(5,754)
Balances as of December 31, 2021	13,203,000	$13,203	$114,877	$(142,741)	$(14,661)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balances as of December 31, 2019	13,203,000	$13,203	$114,877	$(128,080)	$-
Net loss	-	-	-	-	-
Balances as of March 31, 2020	13,203,000	$13,203	$114,877	$(128,080)	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(5,754)	$-
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:	-	-
Net cash used in operating activities	(5,754)	-

Cash flows from investing activities:	-	-

Cash flows from financing activities:
Loans from related party	5,500	-
Net cash provided by financing activities	5,500	-

Net increase in cash	(254)	-

Cash, beginning of period	1,611	-

Cash, end of period	$1,357	$-

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Centennial Growth Equities and Centennial Ventures, Inc. There has been no activity in either subsidiary as of March 31, 2021.

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $142,741 as of March 31, 2021, has no current operations and has generated no income to date.  These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company considers all new accounting pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, Phil Ray, CEO, loaned the Company $10,518. The loan matures and will begin to accrue interest on December 31, 2022.

During the three months ended March 31, 2021, Phil Ray, CEO, loaned the Company $5,500. The loan matures and will begin to accrue interest on December 31, 2023.

NOTE 5 - SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, that performance or those results will be achieved. Forward-looking statements are based on information available at the time they are made and/or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Business Overview

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

Results of Operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

As of March 31, 2021, the Company has had no revenue.

Operating expenses primarily consists of costs related to filing the Form 10-K for the Company, including audit and accounting expense and filing fees. For the three months ended March 31, 2021, total operating expenses were $5,754 compared to $0 during the three months ended March 31, 2020.

During the three months ended March 31, 2021, the Company incurred a net loss of $5,754, compared to a net loss of $0 during the three months ended March 31, 2020. The increase in net loss was related to the increase in operating expenses described above.

Liquidity and Capital Resources

As of March 31, 2021, we had a cash balance of $1,357 and $16,018 due to our CEO.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2021 and 2020.

Financing Activities

Cash flows provided by financing activities were $5,500 in loan proceeds from a related party and $0 during the three months ended March 31, 2021 and 2020, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has an accumulated deficit of $142,741. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2021.

The following aspects of the Company were noted as potential material weaknesses:

● lack of an audit committee

● lack of separation of duties

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

Item 1A. Risk Factors.

In accordance with the requirements of Form 10-Q, the Company, as a smaller reporting company, is not required to make the disclosure under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

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

Centennial Growth Equities, Inc.

Date: May 13, 2021	By:	/s/ Phil E. Ray
Phil E. Ray, Chief Executive Officer,
Chief Financial and Accounting Officer and
Director