Form 10-Q
period 2021-09-30
CENTENNIAL GROWTH EQUITIES INC
filed 2021-11-12
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission File No.: 0001798456

CENTENNIAL GROWTH EQUITIES INC.
(Exact name of the small business issuer as specified in its charter)

colorado	90-0292940
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

11069 East Mesa Kilarea Ave, #180
Mesa, AZ 85209
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
Yes [ X ]      No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [   ]      No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated fi ler,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes [X]      No [   ]

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at November 9, 2021 was 13,203,000.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	September 30,
	2021	December 31, 2020
ASSETS
Current Assets:
Cash	$1,699	$1,611
Total current assets	1,699	1,611
Total Assets	$1,699	$1,611

LIABILITIES AND STOCKHOLDERS' DEFICIT

Due to related party – long term	22,018	10,518
Total Liabilities	22,018	10,518

Commitments and contingencies

Stockholders' Deficit:
Preferred Stock par value $0.001, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common Stock, par value $0.001, 90,000,000 shares authorized; 13,203,000 shares issued and outstanding	13,203	13,203
Additional paid-in capital	114,877	114,877
Accumulated deficit	(148,399)	(136,987)
Total Stockholders' Deficit	(20,319)	(8,907)
Total Liabilities and Stockholders' Deficit	$1,699	$1,611

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Expenses:
General and administrative	$2,699	$160	$11,412	$160
Total operating expenses	2,699	160	11,412	160

Loss from operations	(2,699)	(160)	(11,412)	(160)

Loss before provision for income taxes	(2,699)	(160)	(11,412)	(160)
Provision for income taxes	-	-	-	-

Net Loss	$(2,699)	$(160)	$(11,412)	$(160)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	13,203,000	13,203,000	13,203,000	13,203,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
(Unaudited)
					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balances as of December 31, 2020	13,203,000	$13,203	$114,877	$(136,987)	$(8,907)
Net loss	-	-	-	(5,754)	(5,754)
Balances as of March 31, 2021	13,203,000	13,203	114,877	(142,741)	(14,661)
Net loss	-	-	-	(2,959)	(2,959)
Balances as of June 30, 2021	13,203,000	13,203	114,877	(145,700)	(17,620)
Net loss	-	-	-	(2,699)	(2,699)
Balances as of September 30, 2021	13,203,000	$13,203	$114,877	$(148,399)	$(20,319)
					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balances as of December 31, 2019	13,203,000	$13,203	$114,877	$(128,080)	$-
Net loss	-	-	-	-	-
Balances as of March 31, 2020	13,203,000	13,203	114,877	(128,080)	-
Net loss	-	-	-	-	-
Balances as of June 30, 2020	13,203,000	13,203	114,877	(128,080)	-
Net loss	-	-	-	(160)	(160)
Balances as of September 30, 2020	13,203,000	$13,203	$114,877	$(128,240)	$(160)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net Loss	$(11,412)	$(160)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid	-	(3,000)
Net cash used in operating activities	(11,412)	(3,160)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Loans from related party	11,500	3,160
Net cash provided by financing activities	11,500	3,160

Net change in cash	88	-

Cash, beginning of period	1,611	-

Cash, end of period	$1,699	$-

Supplemental disclosure of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

As of September 30,2021, and December 31, 2020, the Company had cash and cash equivalents of $1,699 and $1,611, respectively.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Centennial Growth Equities and Centennial Ventures, Inc. There has been no activity in either subsidiary as of September 30, 2021.

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $148,399 as of September 30, 2021, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company considers all new accounting pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, Phil Ray, CEO, loaned the Company $10,518. The loan matures and will begin to accrue interest on December 31, 2022.

During the nine months ended September 30, 2021, Phil Ray, CEO, loaned the Company $11,500. The loan matures and will begin to accrue interest on December 31, 2023.

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

Results of Operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

As of September 30, 2021, the Company has had no revenue.

Operating expenses primarily consist of costs related to filing the Form 10-Kand Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the three months ended September 30, 2021, total operating expenses were $2,699 compared to $160 during the three months ended September 30, 2020.

During the three months ended September 30, 2021, the Company incurred a net loss of $2,699, compared to a net loss of $160 during the three months ended September 30, 2020. The increase in net loss was related to the increase in operating expenses described above.

Results of Operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Operating expenses primarily consist of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the nine months ended September 30, 2021, total operating expenses were $11,412 compared to $160 during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, the Company incurred a net loss of $11,412, compared to a net loss of $160 during the nine months ended September 30, 2020. The increase in net loss was related to the increase in operating expenses described above.

Liquidity and Capital Resources

As of September 30, 2021, we had a cash balance of $1,699 and $22,018 due to our CEO.

Operating Activities

Net cash used in operating activities was $11,412 for the nine months ended September 30, 2021 compared to $3,160 for the nine months ended September 30, 2020.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2021 and 2020.

Financing Activities

Cash flows provided by financing activities were $11,500 in loan proceeds from a related party and $3,016 during the nine months ended September 30, 2021 and 2020, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has an accumulated deficit of $148,399. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2021.

The following aspects of the Company were noted as potential material weaknesses:

• lack of an audit committee
• lack of separation of duties

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit
No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document(1)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	Inline XBRL Taxonomy Extension Definition LinkbaseDocument(1)
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document(1)
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document(1)
Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Centennial Growth Equities, Inc.

Date :November 12, 2021	By:	/s/ PhilE. Ray
Phil E. Ray, Chief Executive Officer,
Chief Financial and Accounting Officer and
Director