Form 10-K
period 2021-12-31
CENTENNIAL GROWTH EQUITIES INC
filed 2022-03-03
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The number of shares outstanding of the issuer’s Common Stock as of February 28, 2022, was 13,203,000.

CENTENNIAL GROWTH EQUITIES INC.
TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This 2021 Annual Report on Form 10-K, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” contains “forward-looking statements” that include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new products or services; our statements concerning litigation or other matters; statements concerning projections, predictions, expectations, estimates or forecasts for our business, financial and operating results and future economic performance; statements of management’s goals and objectives; trends affecting our financial condition, results of operations or future prospects; our financing plans or growth strategies; and other similar expressions concerning matters that are not historical facts. Words such as “may,” “will,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes” and “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Part I

With respect to this discussion, the terms “we” “us” “our” and the “Company” refer to Centennial Growth Equities, Inc. and its consolidated subsidiaries.

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

Mr. Ray was appointed as a Director, President and Secretary Treasurer of the Company and Mrs. Alice Ray, the wife of Mr. Ray, was appointed as a director and Secretary of the Company.

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

As of December 31, 2021, there were 13,203,000 shares issued and outstanding.

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
8.	Folding Camp chairs - 2 each-lightweight but compact and strong – 2 in each trailer
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

Covid-19 Pandemic.

We do not believe that the Covid-19 pandemic will have a material on the operations of the Company.

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

We operate in a highly competitive environment. The majority of our competitors possess and employ financial, technical and personnel resources substantially greater than ours, which can be particularly important in the areas in which we plan to operate. Those companies may be able to pay more for facilities and personnel than our financial resources permit.

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

Employees and Independent Contractors

Our only employee is our President, Phil E. Ray, who currently devotes 25 - 30 hours per month to company matters. After receiving funding or a substantial increase in revenues, Mr. Ray plans to devote as much time as the board of directors determines is necessary to manage the affairs of the Company. There are no formal employment agreements between the Company and Mr. Ray.

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

General Information

We are considered a startup company and have not generated revenues and have a short operating history. Our independent auditor has issued an audit opinion, which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Our plan is to attempt to continue with our business plan of developing a unique trailer with numerous accessories.

Our focus for the fiscal year ended December 31, 2022 will be to raise additional capital, more research as to the overall concept and contacting companies that could be possible venders to the Company. We will also be searching for other business opportunities in the event we cannot raise additional capital and move ahead with our business plan.

ITEM 1A, RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We do not currently own any property. The Company is currently provided with office space by our officer and director at no charge. The offices are located at 11069 E. Kilarea Ave. #180, Mesa, Arizona 85209. Management believes the current premises are sufficient for its needs at this time.

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

Security Holders

As of December 31, 2021, the Company had 55 shareholders of record of the Company’s common stock and 13,203,000 common shares issued and outstanding, of which 4,440,000 shares were held by our Officer and Director, Phil E. Ray and 4,150,000 was held by Venturevest Capital Corp., a company controlled by Mr. Ray for a total of 8,590,000 shares.

Form 10 Registration Statement filed

In January 2021, the Company filed a Form 10 Registration Statement for the purpose of making the Company a “Fully Reporting Company.” With the filing of the Form 10 Registration Statement, the Company became a “Reporting Company” as that term is defined by the SEC. As a “Reporting Company,” we will be filing quarterly and annual reports with the SEC, thus incurring the additional costs of audits and legal fees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2021 or 2020.

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

In 2006, Mr. Phillip E. Ray purchased 4,000,000 shares from Eleece Murphy; and a company owned by Mr. Ray, Venturevest Capital Corp., purchased 4,000,000 shares from Jim Piper, which resulted in a change of control. Mr. Ray was appointed president of the Company.

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

Our plan of operation for the fiscal year 2022 will be to attempt to raise the capital needed to build prototypes of our trailers, which will be used for marketing and promotion.

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

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopting and issued accounting standards.

Results of Operations for the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

Operating expenses primarily consisted of costs related to filing the Form 10 for the Company, including audit and legal expenses and filing fees during the year ended December 31, 2021, which were $14,712 compared to $8,907 during year ended December 31, 2020.

During the year ended December 31, 2021, the Company incurred a net loss of $14,712, compared to a net loss of $8,907 during the year ended December 31, 2020. The increase in net loss was primarily related to the increase in operating expenses described above.

Liquidity and Capital Resources

As of December 31, 2021, we had a cash balance of $399, and $24,018 due to our CEO.

Operating Activities

Net cash used in operating activities was $14,712 during the year ended December 31, 2021, compared with $8,907 used in operating activities during the year ended December 31, 2020. The increase in cash used in operations was primarily due to the cost of preparing and filing the Form 10 for the Company.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2021 and 2020.

Financing Activities

During the years ended December 31, 2021 and 2020, the Company issued non-convertible promissory notes payable to related parties in the amount of $13,500 and $10,518, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Going Concern

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a "going concern" opinion. As of December 31, 2021, we had an accumulated deficit of $151,699 and a net loss of $14,712 for the year ended December 31, 2021.

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

In January 2021, the Company filed a Form 10 Registration Statement for the purpose of making the Company a fully reporting company. With the filing of the Form 10 Registration Statement, the Company became a “Reporting Company” as that term is defined by the SEC. As a “Reporting Company,” we will be filing quarterly and annual reports with the SEC, thus incurring the additional costs of audits and legal fees.

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

The Company’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their Report of Independent Certified Public Accountants accompanying our audited consolidated financial statements appearing elsewhere herein which cites substantial doubt about our ability to continue as a going concern. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

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
Mesa, Arizona

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Centennial Growth Equities, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Centennial Growth Equities, Inc.

Going Concern Consideration

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2020.

Pinnacle Accountancy Group of Utah
Farmington, Utah
March 3, 2022

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash	$399	$1,611
Total current assets	399	1,611
Total Assets	$399	$1,611

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Due to related party	$10,518	$—
Total Current Liabilities	10,518	—

Due to related party – long term	13,500	10,518
Total Liabilities	24,018	10,518

Commitments and contingencies

Stockholders' Deficit:
Preferred Stock par value $0.001, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, par value $0.001, 90,000,000 shares authorized; 13,203,000 shares issued and outstanding	13,203	13,203
Additional paid-in capital	114,877	114,877
Accumulated deficit	(151,699)	(136,987)
Total Stockholders' Deficit	(23,619)	(8,907)

Total Liabilities and Stockholders' Deficit	$399	$1,611

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Operating Expenses:
General and administrative	$14,712	$8,907
Total operating expenses	14,712	8,907

Loss from operations	(14,712)	(8,907)

Loss before provision for income taxes	(14,712)	(8,907)
Provision for income taxes	—	—

Net Loss	$(14,712)	$(8,907)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	13,203,000	13,203,000

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid in	Accumulated	Total
	Shares	Amount	Capital	Deficit	Stockholders’ Deficit
Balances as of December 31, 2019	13,203,000	$13,203	$114,877	$(128,080)	$—
Net loss	—	—	—	(8,907)	(8,907)
Balances as of December 31, 2020	13,203,000	13,203	114,877	(136,987)	(8,907)
Net loss	—	—	—	(14,712)	(14,712)
Balances as of December 31, 2021	13,203,000	$13,203	$114,877	$(151,699)	$(23,619)

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net Loss	$(14,712)	$(8,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:	—	—
Net cash used in operating activities	(14,712)	(8,907)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loans from related party	13,500	10,518
Net cash provided by operating activities	13,500	10,518

Net increase in cash	(1,212)	1,611

Cash, beginning of year	1,611	—

Cash, end of year	$399	$1,611

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

Mr. Ray was appointed as a Director, CEO, CFO, Secretary and Treasurer of the Company and Mrs. Alice Ray, the wife of Mr. Ray, was appointed as a Director of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Concentrations of credit risk

We maintain our cash in bank deposit accounts, the balances of which at times may exceed federally insured limits. We continually monitor our banking relationships and consequently have not experienced any losses in our accounts. We believe we are not exposed to any significant credit risk on cash.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2021 or 2020.

Principles of consolidation

The consolidated financial statements include the accounts of the Company its wholly owned subsidiaries, Centennial Growth Equities and Centennial Ventures, Inc. There has been no activity in either subsidiary as of December 31, 2021.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques, used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below.

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

The Company follows section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Stock-based compensation

We account for equity-based transactions with employees and non-employees under the provisions of FASB ASC Topic 718, “Compensation – Stock Compensation” (Topic 718), which establishes that equity-based payments to employees and non-employees are recorded at the grant date the fair value of the equity instruments the entity is obligated to issue when the employees and non-employees have rendered the requisite service and satisfied any other conditions necessary to earn the right to benefit from the instruments. Topic 718 also states that observable market prices of identical or similar equity or liability instruments in active markets are the best evidence of fair value and, if available, should be used as the basis for the measurement for equity and liability instruments awarded in these share-based payment transactions. However, if observable market prices of identical or similar equity or liability instruments are not available, the fair value shall be estimated by using a valuation technique or model that complies with the measurement objective, as described in FASB ASC Topic 718.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock including all potentially outstanding shares of common stock during the period, unless the effect is anti-dilutive. There are no potentially dilutive shares as of December 31, 2021 or 2020.

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

NOTE 3 - GOING CONCERN

As reflected in the consolidated financial statements, the Company has an accumulated deficit of $151,699 and negative working capital of $10,199 as of December 31, 2021, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company considers all new accounting pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

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

The provision for Federal income tax consists of the following December 31:

	2021	2020
Federal income tax benefit attributable to:
Current Operations	$(3,090)	$(1,870)
Less: change in valuation allowance	3,090	1,870
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2021	2020
Deferred tax asset attributable to:
Net operating loss carryover	$(31,857)	$(28,767)
Less: valuation allowance	31,857	28,767
Net deferred tax asset	$—	$—

At December 31, 2021, the Company had net operating loss carry forwards of approximately $151,700 maybe offset against future taxable income. No tax benefit has been reported in the December 31, 2021 or 2020 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company files income tax returns in the U.S. federal jurisdiction, and various state and local jurisdictions. Federal income tax returns prior to fiscal year 2019 are closed.

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2021, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 5 – COMMON STOCK

On February 20, 2020, the Shareholders voted to file amended Articles of Incorporation with the State of Colorado authorizing 90,000,000 shares of common stock at a par value of $0.001 and 10,000,000 shares of Preferred stock at a par value of $0.001. The Articles were filed with the Secretary of State of Colorado on April 20, 2020

NOTE 6– RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, Phil Ray, CEO, loaned the Company $10,518. The loan matures and will begin to accrue interest at 4% per annum on December 31, 2022.

In March of 2021, Mr. Ray loaned the Company $5,500 which amount was made into a promissory note, which note matures and will begin to accrue interest at 4% per annum on December 31, 2023.

In May of 2021, Mr. Ray loaned the Company $2,000 which amount was made into a promissory note which note matures and will began to accrue interest at 4% per annum on December 31, 2023.

In August and September 2021, Mr. Ray loaned the Company $4,000 which was made into a promissory note matures and will begin to accrue interest at 4% per annum on December 31, 2023.

In November 2021, Mr. Ray loaned the Company $2,000 which was made into a promissory note matures and will begin to accrue interest at 4% per annum on December 31, 2023.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2021. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2021, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, and concluded that it is not effective because of the material weakness described below:

committee and lacks documentation of its internal control process.

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

●	Lack of an audit committee
●	Lack of segregation of duties

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

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

The officers and directors are as follows:

Name	Age	Positions Held	Since
Phil E. Ray	84	President, CEO, CFO, Director	August 20, 2006

Alice Ray	77	Secretary& Director	August 20, 2006

Phillip E. Ray, Chairman of the Board of Directors, CEO, and president is currently president and principal of VentureVest Capital Corporation and Terayco International, Ltd. both Colorado corporations. He has fifty-sixy ears of experience in business management, with six of those years in a public company all of that time serving as a President and senior manager or principal owner/operator of a company.

Mr. Ray has had experience in the management of public and non-public companies, including developing national marketing programs, advertising and publications, product development, investor relations, public securities offerings, corporate development, business plan preparation, financing strategies for developing companies and many other areas of corporate development and management. Mr. Ray has served as the President, a director and a major shareholder of two Colorado- based companies, since he founded the businesses in 1991. Terayco International, Ltd. and VentureVest Capital Corporation are engaged in business consulting in the areas of advertising, marketing, mergers and acquisitions and strategic planning, primarily for companies preparing for an initial public securities offering or a private securities placement.

Alice Ray-Secretary

Ms. Ray was appointed Secretary of the Company on December 5, 2012. Ms. Ray has served as the corporate Secretary of a number of public and private corporations and the Administrative Assistant or Secretary to presidents of several companies for many years. Since 1991, she has served as a Director and the Secretary of American Business Services, Inc. She has also served a Secretary and Director of VentureVest Capital Corporation, a venture capital firm in Colorado. From 1995 to January 2004, she was employed as a Senior Administrator for Denver Reserve, Inc., a premier leader of Health Benefit Administration, located in Littleton, Colorado, engaged in pre-tax benefit plans. Ms. Ray has served in various administrative positions in her community for many years. Ms. Ray attended the University of Nevada-Las Vegas, majoring in business administration, from 1963 to 1965.

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

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our board of directors, which currently consists of Phil Ray and Alice Ray handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors, we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

ITEM 11, EXECUTIVE COMPENSATION

Summary Compensation Table

							Change in
						Non-	Pensions
						Equity	Value and
						Incentive	Nonqualifie
						Plan	d Deferred	All
Name and				Stock	Option	Compen	Compensati	Other
Principal		Salary	Bonus	Awards	Awards	sation	on Earnings	Compens	Total
Position	Year	($)	($)	($)	($)	($)	($)	ation ($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Phil Ray	2021	-	-	-	-	-	-	-	-
Phil Ray	2020	-	-	-	-	-	-	-	-
Alice Ray	2021	-	-	-	-	-	-	-	-
Alice Ray	2020	-	-	-	-	-	-	-	-

No officer or director of the Company has received any compensation in 2021 or 2020.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2021, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 13,203,000 shares outstanding on December 31, 2021.

The address of Phil Ray is 11069 E. Kilarea Ave,#180, Mesa, Arizona 85209. The address of Venturevest Capital Corporation is 558 Castle Pines Parkway, B-4.

Common Stock	Direct	Indirect	Total	Rounded
Name and Address of Beneficial Owner (1)
Executive Officers and Directors
Phillip E. Ray Alice Ray (1)	4,440,000	-0-	4,440,000	33.6%
Venturevest Capital Corp.(owned by Phil Ray) (2)	4,150,000	-0-	4,150,000	31.4%
Officers and Directors as a Group (2)	8,590,000		8,590,000	65%
Other 5% Holders
DLR Associates (3)	2,939,000		2,939,000	22.3%
Common stock owned by Officers, directors and 5% shareholders	11,529,000		11,529,000	87.3%

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

In March of 2021, Mr. Ray loaned the Company $5,500 which amount was made into a promissory note, which note matures and will begin to accrue interest on December 31, 2023.

In May of 2021, Mr. ray loaned the Company $2,000 which amount was made into a promissory note which note matures and will began to accrue interest on December 31, 2023.

In August and September 2021, Mr. Ray loaned the Company $4,000 which was made into a promissory note matures and will begin to accrue interest on December 31, 2023.

In November 2021, Mr. Ray loaned the Company $2,000 which was made into a promissory note matures and will begin to accrue interest at 4% per annum on December 31, 2023.

During the years ended December 31, 2021 and 2020, the Company paid no compensation to our officers or directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by Pinnacle Accounting Group of Utah (a dba of Heaton & Company, PLLC), our Independent Registered Public Accounting Firm, in connection with the audit of our consolidated financial statements and other professional services rendered by this accounting firm.

	2021	2020
Audit fees	$8,590	$6,000
Audit-related fees	$—	$350
Tax fees	$—	$—
Total fees	$8,590	$6,350

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

(a)(3) Exhibits

The following documents have been filed as part of this report.

Exhibit
No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document(1)
101.SCH*	XBRL Taxonomy Extension Schema Document(1)
101.SCH*	XBRL Taxonomy Extension Schema Document(1)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document(1)

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carriage House Event Center Inc.

Date: March 3, 2022	By:	/s/ Phil E Ray
Phil E. Ray, Chief Executive Officer,
Chief Financial and Accounting Officer and
Director