Form 10-Q
period 2022-03-31
CENTENNIAL GROWTH EQUITIES INC
filed 2022-05-12
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission File No.: 000-56234

CENTENNIAL GROWTH EQUITIES INC.
(Exact name of the small business issuer as specified in its charter)

colorado	90-0292940
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2269 Merrimack Valley Avenue, Henderson, NV 89044
(Address of principal executive offices)

(702)-326-3615
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
Yes [   ]      No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes [   ]      No [ X ]

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at May 6, 2022 was 28,203,000.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$83	$399
Total current assets	83	399
Total Assets	$83	$399

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Due to related party	$—	$10,518
Total Current Liabilities	—	10,518

Due to related party - long term	—	13,500
Total Liabilities	—	24,018

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred Stock; par value $0.001; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock; par value $0.001; 90,000,000 shares authorized; 13,203,000 shares issued and outstanding	13,203	13,203
Additional paid-in capital	144,895	114,877
Accumulated deficit	(158,015)	(151,699)
Total Stockholders' Equity (Deficit)	83	(23,619)
Total Liabilities and Stockholders' Deficit	$83	$399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Operating Expenses:
General and administrative	$6,316	$5,754
Total operating expenses	6,316	5,754

Loss from operations	(6,316)	(5,754)

Loss before provision for income taxes	(6,316)	(5,754)
Provision for income taxes	—	—

Net Loss	$(6,316)	$(5,754)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	13,203,000	13,203,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
(Unaudited)

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
					Equity
	Shares	Amount	in Capital	Deficit	(Deficit)
Balances as of December 31, 2021	13,203,000	$13,203	$114,877	$(151,699)	$(23,619)
Forgiveness of related party loans	—	—	30,018	—	30,018
Net loss	—	—	—	(6,316)	(6,316)
Balances as of March 31, 2022	13,203,000	$13,203	$144,895	$(158,015)	$83

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balances as of December 31, 2020	13,203,000	$13,203	$114,877	$(136,987)	$(8,907)
Net loss	—	—	—	(5,754)	(5,754)
Balances as of March 31, 2021	13,203,000	$13,203	$114,877	$(142,741)	$(14,661)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(6,316)	$(5,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Net cash used in operating activities	(6,316)	(5,754)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loans from related party	6,000	5,500
Net cash provided by financing activities	6,000	5,500

Net change in cash	(316)	(254)

Cash, beginning of period	399	1,611

Cash, end of period	$83	$1,357

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activity:
Forgiveness of related party debt	$30,018	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CENTENNIAL GROWTH EQUITIES, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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

Mr. Ray was appointed as a Director, CEO, CFO, Secretary and Treasurer of the Company and Mrs. A. Terry Ray, the wife of Mr. Ray, was appointed as a Director of the Company.

On January 6, 2022, Venture Growth Equities, Inc, was spun out and signed over to Mr. Ray, thus no longer making it a subsidiary of the Company.

As a result of the purchase by Dimitar Slavchev Savov of a total of 11,489,000 (87%) shares of common stock of the Corporation from Mr. Ray and other shareholders, a change in control of the Company occurred as of April 1, 2022.

Effective as of March 31, 2022, the board of directors appointed Dimitar Slavchev Savov, and Clifford Redekop to serve as the Registrant’s Directors.

On March 31, 2022, Mr. Phil E. Ray resigned his position as a Director, President and Chief Executive Officer of the Company.

On March 31, 2022, Mrs. A. Terry. Ray resigned her position as a Director and Secretary of the Company.

On April 1, 2022, the board of directors accepted the resignations of Mr. Phil E. Ray and Mrs. A. Terry Ray and appointed Dimitar Slavchev Savov to serve as President, CEO, CFO and Clifford Redekop to serve as Secretary of the Corporation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2022. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents.

Principles of Consolidation
The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Centennial Growth Equities and Centennial Ventures, Inc. There has been no activity in either subsidiary as of March 31, 2022.

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $158,015 as of March 31, 2022, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company considers all new accounting pronouncements and management has determined that there have been no other recently adopted or issued accounting standards that had or will have a material impact on its financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2022 and 2021, Mr. Ray loaned the Company $6,000 and $5,500, respectively.

In conjunction with the sale of the majority shares of the Company and the change in ownership, Mr. Ray forgave the $30,018 that was due to him from the Company. The $30,018 has been credited to additional paid in capital.

NOTE 5 - SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited consolidated financial statements other than the following.

On April 1, 2022, the board of directors accepted the resignations of Mr. Phil E. Ray and Mrs. A. Terry Ray and appointed Dimitar Slavchev Savov to serve as President, CEO, CFO and Clifford Redekop to serve as Secretary of the Corporation.

On April 7, 2022, the Company signed with “VITAL FE” Joint Stock Company (“VITAL”) an Exclusive Rights Agreement for a term of 15 years for the production and distribution of Thymus Nuclear Glycoprotein (“TNG”). VITAL holds the technology to manufacture TNG and the intellectual property for Phase III Clinical Trial on TNG, started in 1997 and completed in 1998 in Infectious Diseases Hospital, Sofia on 20 patients suffering from AIDS in the advanced stages of the disease. The results of the clinical trial show that TNG has a significant place in the treatment of HIV. Under the terms of the agreement the Company has agreed to pay VITAL $80,000 or issue the equivalent number of Preferred shares at a $0.01 cost basis per share to a party elected by VITAL. VITAL has elected for 8,000,000 shares of Preferred shares to be issued in the name of Dimitar Slavchev Savov. Dimitar Savov is Managing Director and owner of 70% stake in VITAL.

On April 7, 2022, the Company signed with “MICAR 11” LTD. (“MICAR”) an Exclusive Rights Agreement for a term of 15 years for the production and distribution of two dietary supplements, namely Palmcarotilen and Fiziolong.

Palmcarotilen is a dietary supplement in the form of soft gelatin capsules that improves and regulates the metabolism of the epithelial cells and protects them from degenerative alterations. It favorably affects embryonic development; the regulation of the growth and division of the cells; stimulates the growth of the bone tissue; favorably affects the function of the gonads; increases and maintains high level of the immune system. Fiziolong is a dietary food supplement in the form of hard gelatin capsules, which serves as general stimulant for those in a period of convalescence, as well as in situations of high mental and physical loads, and for the recovery in sports. Under the terms of the agreement the Company has agreed to pay MICAR $20,000 or issue the equivalent number of Preferred shares at a $0.01 cost basis per share to a party elected by MICAR. MICAR has elected for 2,000,000 shares of Preferred shares to be issued in the name of Dimitar Slavchev Savov. MICAR is wholly owned by Dimitar Savov and he acts as its Managing Director.

On April 8, 2022, the Company filed a certificate of designation establishing the rights and preference of preferred stock with the Secretary of State of Colorado, which modified the rights of owners of Preferred Stock. Each outstanding share of the series of Preferred Stock shall be entitled to one thousand (1,000) votes on each matter submitted to a vote. Shares of Preferred Stock shall, with respect to dividend rights, rights on redemption and rights on liquidation, winding up and dissolution, rank pari passu with all classes of Common Stock.

As of April 11, 2022, due to the acquisitions discussed above and updated business scope, Centennial Growth Equities, Inc. is no longer designated as a shell company.

On April 29, 2022, the Company issued 5,000,000 shares of common stock pursuant to the terms of an Intermediation Agreement with the goal of getting national distribution of the Company’s dietary supplements Fiziolong and Palmcarotilen in the North American markets.

On April 29, 2022, the Company issued 5,000,000 shares of common stock to Noble Investment Corp. pursuant to the terms of a Consulting Services Agreement for the goal of getting an active trading symbol and placing the Company’s common stock on OTC Markets.

On April 29, 2022, the Company issued 2,500,000 shares of common stock to Mariya Radivoeva pursuant to the terms of a Services Agreement with the goal of creating a coherent brand that reflects the entry of Centennial Growth Equities into the pharmaceutical industry.

On April 29, 2022, the Company issued 2,500,000 shares of common stock to Kubrat Radivoev pursuant to the terms of a Services Agreement with the goal of construction and maintenance of the Company’s own production facility.

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

Business Overview

Centennial Growth Equities, Inc. was incorporated in the State of Colorado on June 6, 2000. Pursuant to the terms of a stock purchase agreement resulting in a change of control the Company is changing its business to focus on the following.

On April 7, 2022, the Company signed with “VITAL FE” Joint Stock Company (“VITAL”) an Exclusive Rights Agreement for a term of 15 years for the production and distribution of Thymus Nuclear Glycoprotein (“TNG”). VITAL holds the technology to manufacture TNG and the intellectual property for Phase III Clinical Trial on TNG, started in 1997 and completed in 1998 in Infectious Diseases Hospital, Sofia on 20 patients suffering from AIDS in the advanced stages of the disease. The results of the clinical trial show that TNG has a significant place in the treatment of HIV.

On April 7, 2022, signed with “MICAR 11” LTD. (“MICAR”) an Exclusive Rights Agreement for a term of 15 years for the production and distribution of two dietary supplements, namely Palmcarotilen and Fiziolong. Palmcarotilen is a dietary supplement in the form of soft gelatin capsules that improves and regulates the metabolism of the epithelial cells and protects them from degenerative alterations. It favorably affects embryonic development; the regulation of the growth and division of the cells; stimulates the growth of the bone tissue; favorably affects the function of the gonads; increases and maintains high level of the immune system. Fiziolong is a dietary food supplement in the form of hard gelatin capsules, which serves as general stimulant for those in a period of convalescence, as well as in situations of high mental and physical loads, and for the recovery in sports.

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

Results of Operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

As of March 31, 2022, the Company has had no revenue.

Operating expenses primarily consist of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the three months ended March 31, 2022, total operating expenses were $6,316 compared to $5,754 during the three months ended March 31, 2021.

During the three months ended March 31, 2022, the Company incurred a net loss of $6,316, compared to a net loss of $5,754 during the three months ended March 31, 2021. The increase in net loss was related to the increase in operating expenses described above.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $6,316 for the three months ended March 31, 2022, compared to $5,754 for the three months ended March 31, 2021.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2022 and 2021.

Financing Activities

Cash flows provided by financing activities were $6,000 in loan proceeds from a related party and $5,500 during the three months ended March 31, 2022 and 2021, respectively.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has an accumulated deficit of $158,015. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2022.

The following aspects of the Company were noted as potential material weaknesses:

•	lack of an audit committee
•	lack of separation of duties

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Centennial Growth Equities, Inc.

Date: May 12, 2022	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov, Chief Executive Officer,
Director