Form 10-Q
period 2022-06-30
NIKA PHARMACEUTICALS, INC
filed 2022-08-22
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission File No.: 000-56234

NIKA PHARMACEUTICALS, INC.
(Exact name of the small business issuer as specified in its charter)

colorado	90-0292940
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

2269 Merrimack Valley Avenue, Henderson, NV 89044
(Address of principal executive offices)

(702)-326-3615
(Registrant’s telephone number, including area code)

CENTENNIAL GROWTH EQUITIES INC.
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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ X ]	Smaller reporting company	[ X ]
Emerging growth company	[ X ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [     ]      No [ X ]

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at August 18, 2022 was 876,090,000.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$8,545	$399
Total current assets	8,545	399
Total Assets	$8,545	$399

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,500	$—
Due to related party	2,972	10,518
Total Current Liabilities	4,472	10,518

Due to related party - long term	—	13,500
Total Liabilities	4,472	24,018

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred Stock; par value $0.001; 10,000,000 shares authorized; 10,000,000 and 0 shares issued and outstanding, respectively	10,000	—
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 876,090,000 and 396,090,000 shares issued and outstanding, respectively	87,609	39,609
Additional paid-in capital	320,489	88,471
Accumulated deficit	(414,025)	(151,699)
Total Stockholders' Equity (Deficit)	4,073	(23,619)
Total Liabilities and Stockholders' Deficit	$8,545	$399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Expenses:
General and administrative	$6,010	$2,959	$12,326	$8,713
Consulting expense	150,000	—	150,000	—
Development expense	100,000	—	100,000	—
Total operating expenses	256,010	2,959	262,326	8,713

Loss from operations	(256,010)	(2,959)	(262,326)	(8,713)

Loss before provision for income taxes	(256,010)	(2,959)	(262,326)	(8,713)
Provision for income taxes	—	—	—	—

Net Loss	$(256,010)	$(2,959)	$(262,326)	$(8,713)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	740,595,480	396,090,000	569,294,430	396,090,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances as of December 31, 2021	—	$—	396,090,000	$39,609	$88,471	$(151,699)	$(23,619)
Forgiveness of related party loans	—	—	—	—	30,018	—	30,018
Net loss	—	—	—	—	—	(6,316)	(6,316)
Balances as of March 31, 2022	—	—	396,090,000	39,609	118,489	(158,015)	83
Common stock issued for cash	—	—	30,000,000	3,000	7,000	—	10,000
Common stock issued for services	—	—	450,000,000	45,000	105,000	—	150,000
Preferred stock issued for agreement	10,000,000	10,000	—	—	90,000	—	100,000
Net loss	—	—	—	—	—	(256,010)	(256,010)
Balances as of June 30, 2022	10,000,000	$10,000	876,090,000	$87,609	$320,489	$(414,025)	$4,073

							Total
			Common Stock		Additional Paid	Accumulated	Stockholders’
			Shares	Amount	in Capital	Deficit	Deficit
Balances as of December 31, 2020			396,090,000	$39,609	$88,471	$(136,987)	$(8,907)
Net loss			—	—	—	(5,754)	(5,754)
Balances as of March 31, 2021			396,090,000	39,609	88,471	(142,741)	(14,661)
Net loss			—	—	—	(2,959)	(2,959)
Balances as of June 30, 2021			396,090,000	$39,609	$88,471	$(145,700)	$(17,620)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(262,326)	$(8,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued	100,000	—
Common stock issued for services	150,000	—
Changes in operating assets and liabilities:
Accounts payable	1,500	—
Net cash used in operating activities	(10,826)	(8,713)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Common stock issued for cash	10,000	—
Loans from related party	8,972	7,500
Net cash provided by financing activities	18,972	7,500

Net change in cash	8,146	(1,213)

Cash, beginning of period	399	1,611

Cash, end of period	$8,545	$398

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activity:
Forgiveness of related party debt	$30,018	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

NOTE 1 – ORGANIZATION AND OPERATIONS

Nika Pharmaceuticals, Inc. (the “Company” “Nika”), was incorporated in the State of Colorado on June 8, 2000.

On February 19, 2020, the Company created a subsidiary, Venture Growth Equities, Inc., a Colorado corporation, of which 100 shares of common stock was issued to the Company, making it a wholly owned subsidiary of the Company. There has been no activity in the subsidiary.

On February 28, 2020, the Company created a subsidiary, Centennial Ventures, Inc., a Colorado corporation, of which 100 shares of common stock was issued to the Company., making it a wholly owned subsidiary of the Company. There has been no activity in the subsidiary.

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

As of April 11, 2022, due to the acquisitions of Exclusive Rights Agreements (Note 5) and the updated business scope, the Company is no longer designated as a shell company.

On May 17, 2022, the Company files Amended and Restated Articles of Incorporation changing the name of the Company from Centennial Growth Equities, Inc to Nika Pharmaceuticals, Inc.

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

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents.

Principles of Consolidation
The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Centennial Growth Equities and Centennial Ventures, Inc., (spun out on January 6, 2022). There has been no activity in either subsidiary as of June 30, 2022.

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $414,025 as of June 30, 2022, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022 and 2021, Mr. Ray loaned the Company $6,000 and $7,500, respectively.

In conjunction with the sale of the majority shares of the Company and the change in ownership, Mr. Ray forgave the $30,018 that was due to him from the Company. The $30,018 has been credited to additional paid in capital.

During the six months ended June 30, 2022, Dimitar Slavchev Savov, CEO, advanced the Company $2,972 to pay for general operating expenses. The advance in non-interest bearing and due on demand.

Exclusive Rights Agreements

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

NOTE 5 - COMMON STOCK

On April 26, 2022, the Company sold 1,000,000 shares of common stock for $10,000 at $0.01 per share.

On April 25, 2022, the Company issued 5,000,000 shares of common stock to Noble Investment Corp. pursuant to the terms of a Consulting Services Agreement for the goal of getting an active trading symbol and placing the Company’s common stock on OTC Markets. The shares were valued at $0.01, for total non-cash expense of $50,000.

On April 26, 2022, the Company issued 5,000,000 shares of common stock pursuant to the terms of an Intermediation Agreement with the goal of getting national distribution of the Company’s dietary supplements Fiziolong and Palmcarotilen in the North American markets. The shares were valued at $0.01, for total non-cash expense of $50,000.

On April 26, 2022, the Company issued 2,500,000 shares of common stock to Mariya Radivoeva pursuant to the terms of a Services Agreement with the goal of creating a coherent brand that reflects the entry of Nika Pharmaceuticals. Inc. into the pharmaceutical industry. The shares were valued at $0.01, for total non-cash expense of $25,000.

On April 26, 2022, the Company issued 2,500,000 shares of common stock to Kubrat Radivoev pursuant to the terms of a Services Agreement with the goal of construction and maintenance of the Company’s own production facility. The shares were valued at $0.01, for total non-cash expense of $25,000.

NOTE 6 – PREFERRED STOCK

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

Refer to Note 4 for preferred stock issued to a related party.

NOTE 7 - SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has the following material subsequent events to disclose in these unaudited consolidated financial statements.

On July 20, 2022, the Company and its Board of Directors approved a 30 for 1 stock dividend to be issued to all shareholders. As a result, 846,887,000 shares of common stock were issued. The stock dividend is considered to be a forward split in form; therefore, all shares throughout these financial statements have been retroactively adjusted to reflect the split.

On August 18, 2022, the Company Amended its Articles of Incorporation to change the par value of the common stock from $0.001 to $0.0001.

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

Business Overview

Nika Pharmaceuticals, Inc. was incorporated in the State of Colorado on June 6, 2000. Pursuant to the terms of a stock purchase agreement resulting in a change of control the Company is changing its business to focus on the following.

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

Results of Operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

As of June 30, 2022, the Company has had no revenue.

General and Administrative
General and Administrative (“G&A”) expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the three months ended June 30, 2022, G&A expenses were $6,010 compared to $2,959 during the three months ended June 30, 2021, an increase of $3,051 or 103.1% . The increase is due to the addition of development costs related to the new business.

Consulting expense
Consulting expense was $150,000 and $0 for the three months ended June 30, 2022 and 2021, respectively. During the current period the Company issued common stock for services for total non-cash consulting expense of $150,000.

Development expense
During the current period the Company issued 10,000,000 shares of preferred stock per the terms of two Exclusive Rights Agreement (Note 4).

Net Loss
During the three months ended June 30, 2022, the Company incurred a net loss of $256,010, compared to a net loss of $2,959 during the three months ended June 30, 2021. The increase in net loss is due to expenses associated with the issuance of common and preferred stock as discussed above.

Results of Operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

As of June 30, 2022, the Company has had no revenue.

General and Administrative
General and Administrative (“G&A”) expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the six months ended June 30, 2022, G&A expenses were $12,326 compared to $8,713 during the six months ended June 30, 2021, an increase of $3,613 or 41.4% . The increase is due to the addition of development costs related to the new business.

Consulting expense
Consulting expense was $150,000 and $0 for the six months ended June 30, 2022 and 2021, respectively. During the current period the Company issued common stock for services for total non-cash consulting expense of $150,000.

Development expense
During the current period the Company issued 10,000,000 shares of preferred stock per the terms of two Exclusive Rights Agreement (Note 4).

Net Loss
During the six months ended June 30, 2022, the Company incurred a net loss of $262,326, compared to a net loss of $8,713 during the six months ended June 30, 2021. The increase in net loss is due to expenses associated with the issuance of common and preferred stock as discussed above.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $10,826 for the six months ended June 30, 2022, compared to $8,713 for the six months ended June 30, 2021.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2022 and 2021.

Financing Activities

During the six months ended June 30, 2022, we received $8,972 in loan proceeds from related parties and $10,000 from the sale of common stock. During the six months ended June 30, 2021, we received $7,500 in loan proceeds from a related party.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has an accumulated deficit of $414,025. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2022.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Nika Pharmaceuticals, Inc.

Date: August 22, 2022	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov, Chief Executive Officer,
Director