Form 10-Q/A
period 2022-06-30
NIKA PHARMACEUTICALS, INC
filed 2022-11-07
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________________

Commission File No.: 000-56234________________

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
Yes [X]      No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X ]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]       No [X]

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at October 28, 2022 was 876,090,000.

EXPLANATORY NOTE: The financial statements as of and for the six months ended June 30 ,2022, are being restated to revise the method used to value the preferred shares issued in conjunction with two Exclusive Rights Agreements entered by the Company.

PART I.

Item 1. Consolidated Financial Statements

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2022	December 31, 2021
ASSETS	(Restated)
Current Assets:
Cash	$8,545	$399
Total current assets	8,545	399
Total Assets	$8,545	$399

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$1,500	$—
Due to related party	2,972	10,518
Total Current Liabilities	4,472	10,518

Due to related party - long term	—	13,500
Total Liabilities	4,472	24,018

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred Stock; par value $0.0001; 10,000,000 shares authorized; 10,000,000 and 0 shares issued and outstanding, respectively	1,000	—
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 876,090,000 and 396,090,000 shares issued and outstanding, respectively	87,609	39,609
Additional paid-in capital	3,229,489	88,471
Accumulated deficit	(3,314,025)	(151,699)
Total Stockholders' Equity (Deficit)	4,073	(23,619)
Total Liabilities and Stockholders' Deficit	$8,545	$399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Expenses:	(Restated)		(Restated)
General and administrative	$6,010	$2,959	$12,326	$8,713
Consulting expense	150,000	—	150,000	—
Development expense	3,000,000	—	3,000,000	—
Total operating expenses	3,156,010	2,959	3,162,326	8,713

Loss from operations	(3,156,010)	(2,959)	(3,162,326)	(8,713)

Loss before provision for income taxes	(3,156,010)	(2,959)	(3,162,326)	(8,713)
Provision for income taxes	—	—	—	—

Net Loss	$(3,156,010)	$(2,959)	$(3,162,326)	$(8,713)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	740,595,480	396,090,000	569,294,430	396,090,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances as of December 31, 2021	—	$—	396,090,000	$39,609	$88,471	$(151,699)	$(23,619)
Forgiveness of related party loans	—	—	—	—	30,018	—	30,018
Net loss	—	—	—	—	—	(6,316)	(6,316)
Balances as of March 31, 2022	—	—	396,090,000	39,609	118,489	(158,015)	83
Common stock issued for cash	—	—	30,000,000	3,000	7,000	—	10,000
Common stock issued for services	—	—	450,000,000	45,000	105,000	—	150,000
Preferred stock issued for agreement	10,000,000	1,000	—	—	2,999,000	—	3,000,000
Net loss	—	—	—	—	—	(3,156,010)	(3,156,010)
Balances as of June 30, 2022(Restated)	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,314,025)	$4,073

							Total
			Common Stock		Additional Paid	Accumulated	Stockholders’
			Shares	Amount	in Capital	Deficit	Deficit
Balances as of December 31, 2020			396,090,000	$39,609	$88,471	$(136,987)	$(8,907)
Net loss			—	—	—	(5,754)	(5,754)
Balances as of March 31, 2021			396,090,000	39,609	88,471	(142,741)	(14,661)
Net loss			—	—	—	(2,959)	(2,959)
Balances as of June 30, 2021			396,090,000	$39,609	$88,471	$(145,700)	$(17,620)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:	(Restated)
Net Loss	$(3,162,326)	$(8,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued	3,000,000	—
Common stock issued for services	150,000	—
Changes in operating assets and liabilities:
Accounts payable	1,500	—
Net cash used in operating activities	(10,826)	(8,713)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Common stock issued for cash	10,000	—
Loans from related party	8,972	7,500
Net cash provided by financing activities	18,972	7,500

Net change in cash	8,146	(1,213)

Cash, beginning of period	399	1,611

Cash, end of period	$8,545	$398

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activity:
Forgiveness of related party debt	$30,018	$—

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $3,314,025 as of June 30, 2022, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2022 and 2021, Mr. Ray loaned the Company $6,000 and $7,500, respectively.

In conjunction with the sale of the majority shares of the Company and the change in ownership, Mr. Ray forgave the $30,018 that was due to him from the Company. The $30,018 has been credited to additional paid in capital.

During the six months ended June 30, 2022, DimitarSlavchev Savov, CEO, advanced the Company $2,972 to pay for general operating expenses. The advance in non-interest bearing and due on demand.

Exclusive Rights Agreements

On April 7, 2022, the Company signed with “VITAL FE” Joint Stock Company (“VITAL”) an Exclusive Rights Agreement for a term of 15 years for the production and distribution of Thymus Nuclear Glycoprotein (“TNG”). VITAL holds the technology to manufacture TNG and the intellectual property for Phase III Clinical Trial on TNG, started in 1997 and completed in 1998 in Infectious Diseases Hospital, Sofia on 20 patients suffering from AIDS in the advanced stages of the disease. The results of the clinical trial show that TNG has a significant place in the treatment of HIV. Under the terms of the agreement the Company issued 8,000,000 shares of Preferred stock to be issued in the name of DimitarSlavchev Savov. DimitarSavov is Managing Director and owner of 70% stake in VITAL. The shares were valued based on the equivalent number of votes for common shares. The 8,000,000,000 (8 billion) equivalent common shares were valued at $0.0003, the last sale price for common shares, (as there is currently no trading volume), for total non-cash expense of $2,400,000.

On April 7, 2022, the Company signed with “MICAR 11” LTD. (“MICAR”) an Exclusive Rights Agreement for a term of 15 years for the production and distribution of two dietary supplements, namely Carotilen and Physiolong. Carotilen is a dietary supplement in the form of soft gelatin capsules that improves and regulates the metabolism of the epithelial cells and protects them from degenerative alterations. It favorably affects embryonic development; the regulation of the growth and division of the cells; stimulates the growth of the bone tissue; favorably affects the function of the gonads; increases and maintains high level of the immune system. Physiolongis a dietary food supplement in the form of hard gelatin capsules, which serves as general stimulant for those in a period of convalescence, as well as in situations of high mental and physical loads, and for the recovery in sports. Under the terms of the agreement the Company issued 2,000,000 shares of Preferred stock to be issued in the name of DimitarSlavchev Savov. MICAR is wholly owned by DimitarSavov and he acts as its Managing Director. The shares were valued based on the equivalent number of votes for common shares. The 2,000,000,000 (2 billion) equivalent common shares were valued at $0.0003, the last sale price for common shares, (as there is currently no trading volume), for total non-cash expense of $600,000.

NOTE 5 - COMMON STOCK

On April 26, 2022, the Company sold 30,000,000 shares of common stock for $10,000 at $0.00033 per share.

On April 25, 2022, the Company issued 150,000,000 shares of common stock to Noble Investment Corp. pursuant to the terms of a Consulting Services Agreement for the goal of getting an active trading symbol and placing the Company’s common stock on OTC Markets. The shares were valued at $0.00033, for total non-cash expense of $50,000.

On April 26, 2022, the Company issued 150,000,000 shares of common stock pursuant to the terms of an Intermediation Agreement with the goal of getting national distribution of the Company’s dietary supplements Physiolongand Carotilenin the North American markets. The shares were valued at $0.00033, for total non-cash expense of $50,000.

On April 26, 2022, the Company issued 75,000,000 shares of common stock to MariyaRadivoeva pursuant to the terms of a Services Agreement with the goal of creating a coherent brand that reflects the entry of Nika Pharmaceuticals. Inc. into the pharmaceutical industry. The shares were valued at $0.00033, for total non-cash expense of $25,000.

On April 26, 2022, the Company issued 75,000,000 shares of common stock to Kubrat Radivoev pursuant to the terms of a Services Agreement with the goal of construction and maintenance of the Company’s own production facility. The shares were valued at $0.00033, for total non-cash expense of $25,000.

NOTE 6– PREFERRED STOCK

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

NOTE 7 – RESTATEMENT

Per ASC 250-10 Accounting Changes and Error Corrections, the financial statements as of and for the nine months ended June 30, 2022, are being restated to revise the method used to value the preferred shares issued pursuant to two Exclusive Rights Agreements entered during the quarter (Note 4).

As of June 30, 2022

	As Reported	Adjusted	As Restated
ASSETS
Current Assets:
Cash	$8,545	$—	$8,545
Total current assets	8,545	—	8,545
Total Assets	$8,545	$—	$8,545

Current Liabilities:
Accounts payable	$1,500	$—	$1,500
Due to related party	2,972	—	2,972
Total Current Liabilities	4,472	—	4,472

Stockholders' Equity (Deficit):
Preferred Stock; par value $0.0001; 10,000,000 shares authorized; 10,000,000 and 0 shares issued and outstanding, respectively	10,000	(9,000)	1,000
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 876,090,000 and 396,090,000 shares issued and outstanding, respectively	87,609	—	87,609
Additional paid-in capital	320,489	2,909,000	3,229,489
Accumulated deficit	(414,025)	(2,900,000)	(3,314,025)
Total Stockholders' Equity	4,073	—	4,073
Total Liabilities and Stockholders' Deficit	$8,545	$—	$ 8,545

	For The Three Months Ended June 30, 2022
	As Reported	Adjusted	As Restated

Operating Expenses:
General and administrative	$6,010	$—	$6,010
Consulting expense	150,000	—	150,000
Development expense	100,000	2,900,00	3,000,000
Total operating expenses	256,010	2,900,00	3,156,010

Loss from operations	(256,010)	(2,900,00)	(3,156,010)

Net Loss	$(256,010)	$(2,900,00)	$(3,156,010)

Loss per share	$(0.00)	$—	$(0.00)

Weighted average common shares outstanding	740,595,480	—	740,595,480

	For The Six Months Ended June 30, 2022
	As Reported	Adjusted	As Restated
Operating Expenses:
General and administrative	$12,326	$—	$12,326
Consulting expense	150,000	—	150,000
Development expense	100,000	2,900,000	3,000,000
Total operating expenses	262,326	2,900,000	3,162,326

Loss from operations	(262,326)	(2,900,000)	(3,162,326)

Net Loss	$262,326)	$(2,900,000)	$(3,162,326)

Loss per share	$(0.00)	$—	$(0.01)

Weighted average common shares outstanding	740,595,480	—	740,595,480

NOTE 8 - SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has the following material subsequent events to disclose in these unaudited consolidated financial statements.

The Company and its Board of Directors approved a 30 for 1 stock dividend to be issued to all shareholders. The dividend became effective on July 20, 2022. As a result, 846,887,000 shares of common stock were issued. The stock dividend is considered to be a forward split in form; therefore, all shares throughout these financial statements have been retroactively adjusted to reflect the split.

On August 18, 2022, the Company Amended its Articles of Incorporation to change the par value of both the common and preferred stock from $0.001 to $0.0001. The change of par value has been retroactively applied.

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

General and Administrative

General and Administrative (“G&A”)expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the three months ended June 30, 2022, G&A expenses were $6,010 compared to $2,959 during the three months ended June 30, 2021, an increase of $3,051 or 103.1% . The increase is due to the addition of development costs related to the new business.

Consulting expense

Consulting expense was $150,000 and $0 for the three months ended June 30, 2022 and 2021, respectively. During the current period the Company issued common stock for services for total non-cash consulting expense of $150,000.

Development expense

During the current period the Company issued 10,000,000 shares of preferred stock per the terms of two Exclusive Rights Agreement (Note 4). The preferred shares were valued at $3,000,000.

Net Loss

During the three months ended June 30, 2022, the Company incurred a net loss of $3,156,000, compared to a net loss of $2,959 during the three months ended June 30, 2021. The increase in net loss is due to expenses associated with the issuance of common and preferred stock as discussed above.

Results of Operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

As of June 30, 2022, the Company has had no revenue.

General and Administrative

General and Administrative (“G&A”)expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the six months ended June 30, 2022, G&A expenses were $12,326 compared to $8,713 during the six months ended June 30, 2021, an increase of $3,613 or 41.4% . The increase is due to the addition of development costs related to the new business.

Consulting expense

Consulting expense was $150,000 and $0 for the six months ended June 30, 2022 and 2021, respectively. During the current period the Company issued common stock for services for total non-cash consulting expense of $150,000.

Development expense

During the current period the Company issued 10,000,000 shares of preferred stock per the terms of two Exclusive Rights Agreement (Note 4). The preferred shares were valued at $3,000,000.

Net Loss

During the six months ended June 30, 2022, the Company incurred a net loss of $3,162,32626, compared to a net loss of $8,713 during the six months ended June 30, 2021. The increase in net loss is due to expenses associated with the issuance of common and preferred stock as discussed above.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $10,826 for the six months ended June 30, 2022, compared to $8,713for the six months ended June 30, 2021.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has an accumulated deficit of $3,314,025. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

August 18, 2022, the Board of Directors deemed it in the best interest of the Company to dismiss its independent accountant Pinnacle Accountancy Group of Utah. On October 24, 2022, Nika Pharmaceuticals, Inc. engaged the firm of BF Borgers CPA, PC to serve as the independent accountant to audit the company’s financial statements.

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

Date: November 7, 2022	By:	/s/ DimitarSlavchev Savov
DimitarSlavchev Savov
Chief Executive Officer, Director