Form 10-Q
period 2022-09-30
NIKA PHARMACEUTICALS, INC
filed 2022-11-10
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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
Yes [   ]     No [X]

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at October 31, 2022 was 876,090,000.

PART I

Item 1. Consolidated Financial Statements

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$3,914	$399
Total current assets	3,914	399
Total Assets	$3,914	$399
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Due to related party	$6,180	$10,518
Total Current Liabilities	6,180	10,518

Due to related party - long term	—	13,500
Total Liabilities	6,180	24,018

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred Stock; par value $0.001; 10,000,000 shares authorized; 10,000,000 and 0 shares issued and outstanding, respectively	10,000	—
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 876,090,000 and 396,090,000 shares issued and outstanding, respectively	87,609	39,609
Additional paid-in capital	3,220,489	88,471
Accumulated deficit	(3,320,364)	(151,699)
Total Stockholders' Equity (Deficit)	(2,266)	(23,619)
Total Liabilities and Stockholders' Deficit	$3,914	$399

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Expenses:
General and administrative	$6,339	$2,699	$18,665	$11,412
Consulting expense	—	—	150,000	—
Development expense	—	—	3,000,000	—
Total operating expenses	6,339	2,699	3,168,665	11,412

Loss from operations	(6,339)	(2,699)	(3,168,665)	(11,412)

Loss before provision for income taxes	(6,339)	(2,699)	(3,168,665)	(11,412)
Provision for income taxes	—	—	—	—

Net Loss	$(6,339)	$(2,699)	$(3,168,665)	$(11,412)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding, basic and diluted	740,595,480	396,090,000	569,294,430	396,090,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances as of December 31, 2021	—	$—	396,090,000	$39,609	$88,471	$(151,699)	$(23,619)
Forgiveness of related party loans	—	—	—	—	30,018	—	30,018
Net loss	—	—	—	—	—	(6,316)	(6,316)
Balances as of March 31, 2022	—	—	396,090,000	39,609	118,489	(158,015)	83
Common stock issued for cash	—	—	30,000,000	3,000	7,000	—	10,000
Common stock issued for services	—	—	450,000,000	45,000	105,000	—	150,000
Preferred stock issued for agreement	10,000,000	10,000	—	—	2,990,000	—	3,000,000
Net loss	—	—	—	—	—	(3,156,010)	(3,156,010)
Balances as of June 30, 2022 (Restated)	10,000,000	10,000	876,090,000	87,609	3,220,489	(3,314,025)	4,073
Net loss	—	—	—	—	—	(6,339)	(6,339)
Balances as of September 30, 2022	10,000,000	$10,000	876,090,000	$87,609	$3,220,489	$(3,320,364)	$(2,266)

							Total
			Common Stock		Additional Paid	Accumulated	Stockholders’
			Shares	Amount	in Capital	Deficit	Deficit
Balances as of December 31, 2020			396,090,000	$39,609	$88,471	$(136,987)	$(8,907)
Net loss			—	—	—	(5,754)	(5,754)
Balances as of March 31, 2021			396,090,000	39,609	88,471	(142,741)	(14,661)
Net loss			—	—	—	(2,959)	(2,959)
Balances as of June 30, 2021			396,090,000	39,609	88,471	(145,700)	(17,620)
Net loss			—	—	—	(2,699)	(2,699)
Balances as of September 30, 2021			396,090,000	$39,609	$88,471	$(148,399)	$(20,319)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net Loss	$(3,168,665)	$(11,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued	3,000,000	—
Common stock issued for services	150,000	—
Changes in operating assets and liabilities:
Accounts payable	—	—
Net cash used in operating activities	(18,665)	(11,412)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Common stock issued for cash	10,000	—
Loans from related party	12,180	11,500
Net cash provided by financing activities	22,180	11,500

Net change in cash	3,515	88

Cash, beginning of period	399	1,611

Cash, end of period	$3,914	$1,699

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activity:
Forgiveness of related party debt	$30,018	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Centennial Growth Equities and Centennial Ventures, Inc., (spun out on January 6, 2022). There has been no activity in either subsidiary as of September 30, 2022.

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $3,320,364 as of September 30, 2022, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2022 and 2021, Mr. Ray loaned the Company $6,000 and $11,500, respectively.

In conjunction with the sale of the majority shares of the Company and the change in ownership, Mr. Ray forgave the $30,018 that was due to him from the Company. The $30,018 has been credited to additional paid in capital.

During the nine months ended September 30, 2022, DimitarSlavchev Savov, CEO, advanced the Company $6,180 to pay for general operating expenses. The advance in non-interest bearing and due on demand.

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

On April 7, 2022, the Company signed with “MICAR 11” LTD. (“MICAR”) an Exclusive Rights Agreement for a term of 15 years for the production and distribution of two dietary supplements, namely Carotilen and Physiolong. Carotilen is a dietary supplement in the form of soft gelatin capsules that improves and regulates the metabolism of the epithelial cells and protects them from degenerative alterations. It favorably affects embryonic development; the regulation of the growth and division of the cells; stimulates the growth of the bone tissue; favorably affects the function of the gonads; increases and maintains high level of the immune system. Physiolong is a dietary food supplement in the form of hard gelatin capsules, which serves as general stimulant for those in a period of convalescence, as well as in situations of high mental and physical loads, and for the recovery in sports. Under the terms of the agreement the Company issued 2,000,000 shares of Preferred stock to be issued in the name of DimitarSlavchev Savov. MICAR is wholly owned by Dimitar Savov and he acts as its Managing Director. The shares were valued based on the equivalent number of votes for common shares. The 2,000,000,000 (2 billion) equivalent common shares were valued at $0.0003, the last sale price for common shares, (as there is currently no trading volume), for total non-cash expense of $600,000.

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

On April 26, 2022, the Company issued 5,000,000 shares of common stock pursuant to the terms of an Intermediation Agreement with the goal of getting national distribution of the Company’s dietary supplements Physiolong and Carotilenin the North American markets. The shares were valued at $0.01, for total non-cash expense of $50,000.

On April 26, 2022, the Company issued 2,500,000 shares of common stock to MariyaRadivoeva pursuant to the terms of a Services Agreement with the goal of creating a coherent brand that reflects the entry of Nika Pharmaceuticals. Inc. into the pharmaceutical industry. The shares were valued at $0.01, for total non-cash expense of $25,000.

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

On August 18, 2022, the Company Amended its Articles of Incorporation to change the par value of the preferred stock from $0.001 to $0.0001.

Refer to Note 4 for preferred stock issued to a related party.

NOTE 7 – OTHER EVENTS

On August 31, 2022, the company signed an Exclusive Rights Agreement with Dimitar Slavchey Savov through which Nika is appointed as an exclusive representative for the production and sale of the dietary supplements Hypocholestin, Dry Boza, Anthocylen C, Fructin, Biodetoxin, Sylimaron within the territories of Europe, Asia, Africa, South America, North America and Australia.

On August 1, 2022, the Company signed a Joint Business Agreement with Immunotech Laboratories BG, Ltd. through which the two companies are combining their efforts to realize the registration, production and distribution of medicinal products based on the Inactivated Pepsin Fraction (“IPF”) platform with U.S. Patents Nº 7,479,538, 7,625,565, 8,066,982, 8,067,531, 8,309,072. The duration of the agreement is for a period of 9 years and will renew automatically for another 9 years unless there are reasonable objections to the renewal by one of the parties.

On August 1, 2022, the Company signed a Cooperation Agreement with Nika BioTechnology, Inc. (OTCMKTS: NIKA) a Nevada Corporation. Pursuant to the agreement, all development of the prescription drug TNG, the dietary supplements Physiolong and Carotilen, as well as any future acquired other patents for prescription drugs and dietary supplements, shall be jointly developed by the parties. The costs of production and distribution will be financed by both parties in equal parts. The net profit – after deduction of all expenses and taxes – will be distributed between the parties in equal parts. The agreement is for a period of 15 years.

NOTE 8 - SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has the following material subsequent events to disclose in these unaudited consolidated financial statements.

On October 11, 2022, the Company acquired a 40% stake in Nika Europe, Ltd. through which the company will have a firm foothold on the markets of Europe, Asia, and Africa. Nika Europe is preparing the construction of a pharmaceutical factory that is comprised of different manufacturing facilities for the production of drugs in injection, tablet and other forms. The factory will have enough production capacity to secure the needs of Nika.

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

On April 7, 2022, signed with “MICAR 11” LTD. (“MICAR”) an Exclusive Rights Agreement for a term of 15 years for the production and distribution of two dietary supplements, namely Carotilen and Physiolong. Carotilen is a dietary supplement in the form of soft gelatin capsules that improves and regulates the metabolism of the epithelial cells and protects them from degenerative alterations. It favorably affects embryonic development; the regulation of the growth and division of the cells; stimulates the growth of the bone tissue; favorably affects the function of the gonads; increases and maintains high level of the immune system. Physiolong is a dietary food supplement in the form of hard gelatin capsules, which serves as general stimulant for those in a period of convalescence, as well as in situations of high mental and physical loads, and for the recovery in sports.

On August 31, 2022, the company signed an Exclusive Rights Agreement with DimitarSlavchev Savov through which Nika is appointed as an exclusive representative for the production and sale of his products within the territories of Europe, Asia, Africa, South America, North America and Australia.

On August 1, 2022, the Company signed a Joint Business Agreement with Immunotech Laboratories BG, Ltd. through which the two companies are combining their efforts to realize the registration, production and distribution of medicinal products based on the Inactivated Pepsin Fraction (“IPF”) platform with U.S. Patents Nº 7,479,538, 7,625,565, 8,066,982, 8,067,531, 8,309,072. The duration of the agreement is for a period of 9 years and will renew automatically for another 9 years unless there are reasonable objections to the renewal by one of the parties.

On August 1, 2022, the Company signed a Cooperation Agreement with Nika BioTechnology, Inc. (OTCMKTS: NIKA) a Nevada Corporation. Pursuant to the agreement, all development of the prescription drug TNG, the dietary supplements Physiolong and Carotilen, as well as any future acquired other patents for prescription drugs and dietary supplements, shall be jointly developed by the parties. The costs of production and distribution will be financed by both parties in equal parts. The net profit – after deduction of all expenses and taxes – will be distributed between the parties in equal parts. The agreement is for a period of 15 years.

On October 11, 2022, the Company acquired a 40% stake in Nika Europe, Ltd. through which the company will have a firm foothold on the markets of Europe, Asia, and Africa. Nika Europe is preparing the construction of a pharmaceutical factory that is comprised of different manufacturing facilities for the production of drugs in injection, tablet and other forms. The factory will have enough production capacity to secure the needs of Nika.

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

Results of Operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

As of September 30, 2022, the Company has had no revenue.

General and Administrative
General and Administrative (“G&A”)expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the three months ended September 30, 2022, G&A expenses were $6,339 compared to $2,699 during the three months ended September 30, 2021, an increase of $3,640 or 134,.8%. The increase is due to the addition of development costs related to the new business.

Net Loss
During the three months ended September 30, 2022, the Company incurred a net loss of $6,339, compared to a net loss of $2,699 during the three months ended September 30, 2021.

Results of Operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

As of September 30, 2022, the Company has had no revenue.

General and Administrative
G&A expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the nine months ended September 30, 2022, G&A expenses were $18,665 compared to $11,412 during the nine months ended September 30, 2021, an increase of $7,253 or 63.5% . The increase is due to the addition of development costs related to the new business.

Consulting expense
Consulting expense was $150,000 and $0 for the nine months ended September 30, 2022 and 2021, respectively. During the current period the Company issued common stock for services for total non-cash consulting expense of $150,000.

Development expense
During the current period the Company issued 10,000,000 shares of preferred stock per the terms of two Exclusive Rights Agreement (Note 4). The preferred shares were valued at $3,000,000.

Net Loss
During the nine months ended September 30, 2022, the Company incurred a net loss of $3,168,665, compared to a net loss of $11,412 during the nine months ended September 30, 2021. The increase in net loss is due to expenses associated with the issuance of common and preferred stock as discussed above.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $18,665 for the nine months ended September 30, 2022, compared to $11,412 for the nine months ended September 30, 2021.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2022 and 2021.

Financing Activities

During the nine months ended September 30, 2022, we received $12,180 in loan proceeds from related parties and $10,000 from the sale of common stock. During the nine months ended September 30, 2021, we received $11,500 in loan proceeds from a former related party.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has an accumulated deficit of $3,320,364. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2022.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Nika Pharmaceuticals, Inc.
Date:November 10, 2022	By:	/s/ DimitarSlavchev Savov
DimitarSlavchev Savov, Chief Executive Officer,
Director