Form 10-K
period 2022-12-31
NIKA PHARMACEUTICALS, INC
filed 2023-04-10
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No.: 000-56234

NIKA PHARMACEUTICALS, INC
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
Yes ☐      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes [X]      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	[X]	Smaller reporting company	[X]
Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No[X]

The aggregate market value of the voting and non-voting shares of the Company’s Common Stock held by non-affiliates: The stock of the Company is not traded on any exchange at this time.

As of April 3, 2023, there were 876,090,000 shares of the issuer’s common stock outstanding.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

Unless the context indicates otherwise, as used in this Annual Report, the terms “Nika,” “we,” “us,” “our,” “our company” and “our business” refer, to Nika Pharmaceuticals, Inc.., including its subsidiaries. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

On August 31, 2022, the company signed an Exclusive Rights Agreement with Dimitar Slavchev Savov through which Nika is appointed as an exclusive representative for the production and sale of additional 6 dietary supplements – Hypocholestin, Biodetoxin, Dry Boza, Fructin, Anthocylen C, Silymaron - within the territories of Europe, Asia, Africa, South America, North America and Australia.

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

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined under the Securities Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (or the Sarbanes-Oxley Act);

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period. We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1.07 billion or more in annual gross revenues; (ii) the end of fiscal year 2024; (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter.

ITEM 1A, RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We do not currently own any property.

ITEM 3. LEGAL PROCEEDINGS

There are no material claims, actions, suits, proceedings, or investigations that are currently pending or, to the Company’s knowledge, threatened by or against the Company or respecting its operations or assets, or by or against any of the Company’s officers, directors, or affiliates.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The stock of the Company is not traded on any exchange at this time.

Common Stock

There are 2,700,000,000 shares of Common Stock, $0.0001 par value, authorized, with 876,090,000 shares issued and outstanding. The holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

We have 10,000,000 shares of Preferred Stock authorized of which 10,000,000 are issued and outstanding.

Security Holders

At February 24, 2023 there were approximately 63 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 N Dallas Parkway, Suite 380, Plano, Texas 75093. Their telephone number is 469-633-0101.

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Issuance of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31, 2022 and 2021 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report.

Results of Operations for the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

General and Administrative

General and Administrative (“G&A”) expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the years ended December 31, 2022 and 2021, we had G&A expense of $33,175 and $14,712. An increase of $19,003 or 129.1% . The increase can be attributed to an increase in professional fees of $9,010 and development expense of $$6,096.

Consulting expense

Consulting expense was $150,000 and $0 for the years ended December 31, 2022 and 2021, respectively. During the current year the Company issued common stock for services for total non-cash consulting expense of $150,000.

Development expense

During the current year the Company issued 10,000,000 shares of preferred stock per the terms of two Exclusive Rights Agreement (Note 4). The preferred shares were valued at $3,000,000.

Net Loss

During the year ended December 31, 2022, the Company incurred a net loss of $3,183,715, compared to a net loss of $14,712 during the year ended December 3, 2021. The increase in net loss is due to expenses associated with the issuance of common and preferred stock as discussed above.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $33,715 during the year ended December 31, 2022, compared with $14,712 used in operating activities during the year ended December 31, 2021.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2022 and 2021.

Financing Activities

During the years ended December 31, 2022, we received $24,180 in loan proceeds from related parties and $10,000 from the sale of common stock. During the years ended December 31, 2021, we received $13,500 in loan proceeds from a former related party.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Going Concern

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a "going concern" opinion. As of December 31, 2022, we had an accumulated deficit of $3,335,414 and a net loss of $3,183,715 ($3,150,000 of which was non-cash as the result of stock issued) for the year ended December 31, 2022.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY

CENTENNIAL GROWTH EQUITIES, INC.
TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm (BF Borgers CPA PC - PCAOB ID 5041)

Report of Independent Registered Public Accounting Firm (Pinnacle Accountancy Group of Utah- PCAOB ID 6117)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the years ended December 31, 2022 and 2021

Consolidated Statement of Stockholders’ Deficit for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Nika Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nika Pharmaceuticals, Inc. (the "Company") as of December 31, 2022, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s BF Borgers CPA PC
BF Borgers CPA PC (PCAOB ID 5041)

We have served as the Company's auditor since 2022
Lakewood, CO
March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Nika Pharmaceuticals, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Centennial Growth Equities, Inc. (the Company) as of December 31, 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Centennial Growth Equities,Inc.

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

/s/ Pinnacle Accountancy Group of Utah

Pinnacle Accountancy Group of Utah )
Farmington, Utah
March 3, 2022

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$864	$399
Total current assets	864	399
Total Assets	$864	$399

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current Liabilities:
Due to related party	$18,180	$10,518
Total Current Liabilities	18,180	10,518

Due to related party - long term	—	13,500
Total Liabilities	18,180	24,018

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred Stock; par value $0.0001; 10,000,000 shares authorized; 10,000,000 and 0 shares issued and outstanding, respectively	10,000	—
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 876,090,000 and 396,090,000 shares issued and outstanding, respectively	87,609	39,609
Additional paid-in capital	3,220,489	88,471
Accumulated deficit	(3,335,414)	(151,699)
Total Stockholders' Equity (Deficit)	(17,316)	(23,619)
Total Liabilities and Stockholders' Deficit	$864	$399

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2022	2021
Operating Expenses:
General and administrative	$33,715	$14,712
Consulting expense	150,000	—
Development expense	3,000,000	—
Total operating expenses	3,183,715	14,712

Loss from operations	(3,183,715)	(14,712)

Loss before provision for income taxes	(3,183,715)	(14,712)
Provision for income taxes	—	—

Net Loss	$(3,183,715)	$(14,712)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	723,953,014	396,090,000

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2020	—	$—	396,090,000	$39,609	$88,471	$(136,987)	$(8,907)
Net loss	—	—	—	—	—	(14,712)	(14,712)
Balances, December 31, 2021	—	—	396,090,000	39,609	88,471	(151,699)	$(23,619)
Forgiveness of related party loans	—	—	—	—	30,018	—	30,018
Common stock issued for cash	—	—	30,000,000	3,000	7,000	—	10,000
Common stock issued for services	—	—	450,000,000	45,000	105,000	—	150,000
Preferred stock issued for agreement	10,000,000	10,000	—	—	2,990,000	—	3,000,000
Net loss	—	—	—	—	—	(3,183,715)	(3,183,715)
Balance, December 31, 2022	10,000,000	$10,000	876,090,000	$87,609	$3,220,489	$(3,335,414)	$(17,316)

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net Loss	$(3,183,715)	$(14,712)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued	3,000,000	—
Common stock issued for services	150,000	—
Changes in operating assets and liabilities:
Net cash used in operating activities	(33,715)	(14,712)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Common stock issued for cash	10,000	—
Loans from related party	24,180	13,500
Net cash provided by financing activities	34,180	13,500

Net change in cash	465	(1,212)

Cash, beginning of year	399	1,611

Cash, end of year	$864	$399

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosure of non-cash investing and financing activity:
Forgiveness of related party debt	$30,018	$—

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
(FORMERLY CENTENNIAL GROWTH EQUITIES, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2022 or 2021.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Centennial Growth Equities and Centennial Ventures, Inc., (spun out on January 6, 2022). There has been no activity in either subsidiary as of December 31, 2022.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques, used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock including all potentially outstanding shares of common stock during the period, unless the effect is anti-dilutive. There are no potentially dilutive shares as of December 31, 2022 or 2021.

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

NOTE 3 - GOING CONCERN

As reflected in the consolidated financial statements, the Company has an accumulated deficit of $3,335,414 as of December 31, 2022, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The provision for Federal income tax consists of the following December 31:

	2022	2021
Federal income tax benefit attributable to:
Current Operations	$(669,000)	$(3,090
Less: change in valuation allowance	669,000	3,090
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2022	2021
Deferred tax asset attributable to:
Net operating loss carryover	$(700,000)	$(31,857
Less: valuation allowance	700,000	31,857
Net deferred tax asset	$—	$—

At December 31, 2022, the Company had net operating loss carry forwards of approximately $700,000 maybe offset against future taxable income. No tax benefit has been reported in the December 31, 2022 or 2021 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2022, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2022 and 2021, Mr. Ray loaned the Company $6,000 and $11,500, respectively.

In conjunction with the sale of the majority shares of the Company and the change in ownership, Mr. Ray forgave the $30,018 that was due to him from the Company. The $30,018 has been credited to additional paid in capital.

During the year ended December 31, 2022, Dimitar Slavchev Savov, CEO, advanced the Company $18,180 to pay for general operating expenses. The advance in non-interest bearing and due on demand.

Exclusive Rights Agreements

On April 7, 2022, the Company signed with “VITAL FE” Joint Stock Company (“VITAL”) an Exclusive Rights Agreement for a term of 15 years for the production and distribution of Thymus Nuclear Glycoprotein (“TNG”). VITAL holds the technology to manufacture TNG and the intellectual property for Phase III Clinical Trial on TNG, started in 1997 and completed in 1998 in Infectious Diseases Hospital, Sofia on 20 patients suffering from AIDS in the advanced stages of the disease. The results of the clinical trial show that TNG has a significant place in the treatment of HIV. Under the terms of the agreement the Company issued 8,000,000 shares of Preferred stock to be issued in the name of Dimitar Slavchev Savov. Dimitar Savov is Managing Director and owner of 70% stake in VITAL. The shares were valued based on the equivalent number of votes for common shares. The 8,000,000,000 (8 billion) equivalent common shares were valued at $0.0003, the last sale price for common shares, (as there is currently no trading volume), for total non-cash expense of $2,400,000.

On April 7, 2022, the Company signed with “MICAR 11” LTD. (“MICAR”) an Exclusive Rights Agreement for a term of 15 years for the production and distribution of two dietary supplements, namely Carotilen and Physiolong. Carotilen is a dietary supplement in the form of soft gelatin capsules that improves and regulates the metabolism of the epithelial cells and protects them from degenerative alterations. It favorably affects embryonic development; the regulation of the growth and division of the cells; stimulates the growth of the bone tissue; favorably affects the function of the gonads; increases and maintains high level of the immune system. Physiolong is a dietary food supplement in the form of hard gelatin capsules, which serves as general stimulant for those in a period of convalescence, as well as in situations of high mental and physical loads, and for the recovery in sports. Under the terms of the agreement the Company issued 2,000,000 shares of Preferred stock to be issued in the name of Dimitar Slavchev Savov. MICAR is wholly owned by Dimitar Savov and he acts as its Managing Director. The shares were valued based on the equivalent number of votes for common shares. The 2,000,000,000 (2 billion) equivalent common shares were valued at $0.0003, the last sale price for common shares, (as there is currently no trading volume), for total non-cash expense of $600,000.

NOTE 6 - COMMON STOCK

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

NOTE 7 – PREFERRED STOCK

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

Refer to Note 5 for preferred stock issued to a related party.

NOTE 7 – OTHER EVENTS

On August 31, 2022, the company signed an Exclusive Rights Agreement with Dimitar Slavchev Savov through which Nika is appointed as an exclusive representative for the production and sale of the dietary supplements Hypocholestin, Dry Boza, Anthocylen C, Fructin, Biodetoxin, Sylimaron within the territories of Europe, Asia, Africa, South America, North America and Australia.

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

NOTE 8 - SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has no material subsequent events to disclose in these consolidated financial statements

.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2021. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2022, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, and concluded that it is not effective because of the material weakness described below:

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

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of Officers and Directors

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Positions Held	Since
Dimitar Slavchev Savov	65	President, CEO, CFO, Director	April 1, 2022

Clifford Redekop	74	Secretary& Director	April 1, 2022

Dimitar Slavchev Savov, Mr. Savov was born in Sofia, Bulgaria on March 03, 1958. Savov graduated at the Dimitar A. Tsenov Academy of Economics as a magister of economics with a specialty in accounting and control with a minor in finance. During the political changes of November 10, 1989, Mr. Savov started a private business by creating the first private petrol company and in a time of crisis with a lack of fuel, Mr. Savov created a chain of the first private and modern gas stations in Bulgaria named Elpida 3. He brought the company to a highly competitive level and practically saved Neftohim Burgas from bankruptcy and Bulgaria from a fuel shortage. For the past 25 years, Mr. Savov has invested and developed projects in the pharmaceutical field with the goal to provide medicine for treatment of various life-threatening diseases including AIDS, Cancer and others.

Clifford Redekop, Mr,Redekop has an honors liberal arts degree from Brock University and served in the Canadian Navy for 12 years. His first five years in the Navy were as a destroyer weapons officer and the remainder as a public affairs officer. Postings and assignments were across Canada and in Germany, and with many experiences as Defense Department spokesman for multiple casualties and politically sensitive situations. Further education included graduate school training in communications management and journalism. After leaving the Navy, Redekop moved to Las Vegas, Nevada and became a commercial real estate broker/investor/developer. Redekop is a licensed broker in Nevada and Utah. Currently, and for the past six years, he has specialized in assisting companies launch major expansions and in merging private businesses into public companies. He has also worked with a number of Native American Tribes in assisting them to bring economic development to their reservations.

None of our directors or officers are related to each other. There are no arrangements or understandings with any of our principal stockholders, customers, suppliers, or any other person, pursuant to which any of our directors or executive officers were appointed.

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

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee. Our board of directors, handles the functions that would otherwise be handled by an audit committee. We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert. As our business expands and as we appoint others to our board of directors, we expect that we will seek a qualified independent expert to become a member of our board of directors. Before retaining any such expert our board would make a determination as to whether such person is independent.

ITEM 11, EXECUTIVE COMPENSATION

Summary Compensation Table

							Change in
							Pensions
						Non-	Value and
						Equity	Nonqualified
						Incentive	Deferred
Name and				Stock	Option	Plan	Compensation	All
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Other	Total
Position	Year	($)	($)	($)	($)	($)	($)	Compensation ($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Dimitar Slavchev Savov (CEO, Director)	2022	—	—	—	—	—	—	—

Phil Ray (former CEO, Director)	2022	—	—	—	—	—	—	—	—
Phil Ray	2021	—	—	—	—	—	—	—	—

Alice Ray (former Director)	2022	—	—	—	—	—	—	—	—
Alice Ray	2021	—	—	—	—	—	—	—	—

No officer or director of the Company has received any compensation in 2022 or 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2022, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 876,090,000 shares outstanding on December 31, 2022.

	Shares of	Percent of	Shares of	Percent of	Number of	Percent of
	Common	Common	Series A	Series A	Voting	Voting
Name of Beneficial Owner	Stock	Stock	Preferred	Preferred	Shares	Shares
	Beneficially	Beneficially	Stock	Stock	Beneficially	Beneficially
	Owned**	Owned(1) **	Beneficially	Beneficially	Owned**	Owned(1) **
			Owned	Owned**
5% Beneficial Owners

ACFT LLC	150,000,000	17.12%	—	—	—	—
Mariya S Radivoeva	94,000,000	10.79%	—	—	—	—

Directors and Officers
Dimitar Slavchev Savov	333,420,000	38.04%	10,000,000	100%	100,000,000	44.4%
Clifford Redekop	—	—	—	—	—	—
All directors and executive officers as a group (2 persons)	333,420,000	38.04%	10,000,000	100%	100,000,000	44.4%

**	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.
(1)	Percentage of voting stock is based on 876,090,000 shares of our common stock and 1,021 shares of Series A Preferred Stock (convertible into 100,000,000 shares of common stock) outstanding on March 17, 2023.

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

During the year ended December 31, 2022 and 2021, Mr. Ray loaned the Company $6,000 and $11,500, respectively.

In conjunction with the sale of the majority shares of the Company and the change in ownership, Mr. Ray forgave the $30,018 that was due to him from the Company. The $30,018 has been credited to additional paid in capital.

During the year ended December 31, 2022, Dimitar Slavchev Savov, CEO, advanced the Company $18,180 to pay for general operating expenses. The advance in non-interest bearing and due on demand.

Exclusive Rights Agreements

On April 7, 2022, the Company signed with “VITAL FE” Joint Stock Company (“VITAL”) an Exclusive Rights Agreement for a term of 15 years for the production and distribution of Thymus Nuclear Glycoprotein (“TNG”). VITAL holds the technology to manufacture TNG and the intellectual property for Phase III Clinical Trial on TNG, started in 1997 and completed in 1998 in Infectious Diseases Hospital, Sofia on 20 patients suffering from AIDS in the advanced stages of the disease. The results of the clinical trial show that TNG has a significant place in the treatment of HIV. Under the terms of the agreement the Company issued 8,000,000 shares of Preferred stock to be issued in the name of Dimitar Slavchev Savov. Dimitar Savov is Managing Director and owner of 70% stake in VITAL. The shares were valued based on the equivalent number of votes for common shares. The 8,000,000,000 (8 billion) equivalent common shares were valued at $0.0003, the last sale price for common shares, (as there is currently no trading volume), for total non-cash expense of $2,400,000.

On April 7, 2022, the Company signed with “MICAR 11” LTD. (“MICAR”) an Exclusive Rights Agreement for a term of 15 years for the production and distribution of two dietary supplements, namely Carotilen and Physiolong. Carotilen is a dietary supplement in the form of soft gelatin capsules that improves and regulates the metabolism of the epithelial cells and protects them from degenerative alterations. It favorably affects embryonic development; the regulation of the growth and division of the cells; stimulates the growth of the bone tissue; favorably affects the function of the gonads; increases and maintains high level of the immune system. Physiolong is a dietary food supplement in the form of hard gelatin capsules, which serves as general stimulant for those in a period of convalescence, as well as in situations of high mental and physical loads, and for the recovery in sports. Under the terms of the agreement the Company issued 2,000,000 shares of Preferred stock to be issued in the name of Dimitar Slavchev Savov. MICAR is wholly owned by Dimitar Savov and he acts as its Managing Director. The shares were valued based on the equivalent number of votes for common shares. The 2,000,000,000 (2 billion) equivalent common shares were valued at $0.0003, the last sale price for common shares, (as there is currently no trading volume), for total non-cash expense of $600,000.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by Pinnacle Accounting Group of Utah (a dba of Heaton & Company, PLLC), our Independent Registered Public Accounting Firm,in connection with the audit of our consolidated financial statements and other professional services rendered by this accounting firm.

	2022	2021
Audit fees – paid to	$8,590	$6,000
Audit fees – paid to
Audit-related fees	$—	$350
Tax fees	$—	$—
Total fees	$8,590	$6,350

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

Nika Pharmaceuticals, Inc.

Date: April 10, 2023	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov
Chief Executive Officer,Director

Date: April 10, 2023	By:	/s/ Clifford Redekop
Clifford Redekop
Director