Form 10-Q
period 2023-03-31
NIKA PHARMACEUTICALS, INC
filed 2023-05-15
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________________________________

Commission File No.: 000-56234 _________________________

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
Yes [ ]           No [X ]

The number of shares of Common Stock, $0.001 par value of the registrant outstanding at May 1, 2023 was 876,090,000.

Item 1. Consolidated Financial Statements

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$4,459	$864
Total current assets	4,459	864
Total Assets	$4,459	$864

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to related party	$41,345	$18,180
Total Current Liabilities	41,345	18,180

Total Liabilities	41,345	18,180

Commitments and contingencies

Stockholders' Deficit:
Preferred Stock; par value $0.0001; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 876,090,000 shares issued and outstanding	87,609	87,609
Additional paid-in capital	3,229,489	3,229,489
Accumulated deficit	(3,354,984)	(3,335,414)
Total Stockholders' Deficit	(36,886)	(17,316)
Total Liabilities and Stockholders' Deficit	$4,459	$864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Operating Expenses:
General and administrative	$19,570	$6,316
Total operating expenses	19,570	6,316

Loss from operations	(19,570)	(6,316)

Loss before provision for income taxes	(19,570)	(6,316)
Provision for income taxes	—	—

Net Loss	$(19,570)	$(6,316)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	876,090,000	396,090,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022
(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2022	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,335,414)	$(17,316)
Net loss	—	—	—	—	—	(19,570)	(19,570)
Balance,March 31, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,354,984)	$(36,886)

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2021	—	$—	396,090,000	$39,609	$88,471	$(151,699)	$(23,619)
Forgiveness of related party loans	—	—	—	—	30,018	—	30,018
Net loss	—	—	—	—	—	(6,316)	(6,316)
Balance,March 31, 2022	—	$—	396,090,000	$39,609	$118,489	$(158,015)	$83

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net Loss	$(19,570)	$(6,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	—	—
Net cash used in operating activities	(19,570)	(6,316)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loans from related party	23,165	6,000
Net cash provided by financing activities	23,165	6,000

Net change in cash	3,595	(316)

Cash, beginning of period	864	399

Cash, end of period	$4,459	$83

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activity:
Forgiveness of related party debt	$—	$30,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Centennial Growth Equities. There has been no activity in the subsidiary as of March 31, 2023.

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $3,354,984 as of March 31, 2023, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

In conjunction with the sale of the majority shares of the Company and the change in ownership, Mr. Ray forgave the $30,018 that was due to him from the Company. The $30,018 has been credited to additional paid in capital.

During the quarter ended March 31, 2023, Dimitar Slavchev Savov, CEO, advanced the Company $23,165 to pay for general operating expenses. As of March 31, 2023, the total amount due to Mr. Dimitar is $41,345. The advance in non-interest bearing and due on demand.

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

On August 18, 2022, the Company Amended its Articles of Incorporation to change the par value of the common stock from $0.001 to $0.0001. As of March 31, 2023, there are 876,090,000 shares of common stock issued and outstanding.

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

NOTE 8 - SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has no material subsequent events to disclose in these consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Unless the context indicates otherwise, as used in this Quarterly Report, the terms “Nika,” “we,” “us,” “our,” “our company” and “our business” refer to Nika Pharmaceuticals, Inc.., including its subsidiaries. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include but are not limited to:changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

On August 1, 2022, the Company signed a Joint Business Agreement with Immunotech Laboratories BG, Ltd. through which the two companies are combining their efforts to realize the registration, production and distribution of medicinal products based on the Inactivated Pepsin Fraction (“IPF”) platform with U.S. Patents Nº 7,479,538, 7,625,565, 8,066,982, 8,067,531, 8,309,072. The duration of the agreement is for a period of 9 years and will be renewed automatically for another 9 years unless there are reasonable objections to the renewal by one of the parties.

On August 1, 2022, the Company signed a Cooperation Agreement with Nika BioTechnology, Inc. (OTCMKTS: NIKA) a Nevada Corporation. Pursuant to the agreement, ll development of the prescription drug TNG, the dietary supplements Physiolong and Carotilen, as well as any future acquired other patents for prescription drugs and dietary supplements, shall be jointly developed by the parties. The costs of production and distribution will be financed by both parties in equal parts. The net profit – after deduction of all expenses and taxes – will be distributed between the parties in equal parts. The agreement is for a period of 15 years.

On August 31, 2022, the company signed an Exclusive Rights Agreement with Dimitar Slavchev Savov through which Nika is appointed as an exclusive representative for the production and sale of additional 6 dietary supplements –Hypocholestin, Biodetoxin, Dry Boza, Fructin, Anthocylen C, Silymaron - within the territories of Europe, Asia, Africa, South America, North America and Australia.

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

Results of Operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

There has been no revenue to date.

General and Administrative

General and Administrative (“G&A”)expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the three months ended March 31, 2023,G&A expenses were $19,570 compared to $6,316 during the three months ended March 31, 2022, an increase of $13,254 or 209.8% . The increase is due to the additional expense for audit, accounting and legal fees.

Net Loss

During the three months ended March 31, 2023, the Company incurred a net loss of $19,570, compared to a net loss of $6,316 during the three months ended March 31, 2022.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $19,570 for the threemonths ended March 31, 2023, compared to $6,316 for the three months ended March 31, 2022.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2023 and 2022.

Financing Activities

During the three months ended March 31, 2023, we received $23,165 in loan proceeds from our CEO. During the three months ended March 31, 2022, we received $6,000 in loan proceeds from a former related party.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has an accumulated deficit of $3,354,984. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policies, Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2023.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Nika Pharmaceuticals, Inc.

Date: May 15, 2023	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov, Chief Executive Officer,
Director