Form 10-Q
period 2023-09-30
NIKA PHARMACEUTICALS, INC
filed 2023-10-31
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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
Yes ☐          No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at October 20, 2023 was 876,090,000.

Item 1. Consolidated Financial Statements

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$10,910	$864
Total current assets	10,910	864
Total Assets	$10,910	$864

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to related party	$85,745	$18,180
Total Current Liabilities	85,745	18,180

Total Liabilities	85,745	18,180

Commitments and contingencies

Stockholders' Deficit:
Preferred Stock; par value $0.0001; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 876,090,000 shares issued and outstanding	87,609	87,609
Additional paid-in capital	3,229,489	3,229,489
Accumulated deficit	(3,392,933)	(3,335,414)
Total Stockholders' Deficit	(74,835)	(17,316)
Total Liabilities and Stockholders' Deficit	$10,910	$864

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Expenses:
General and administrative	$10,143	$6,339	$57,519	$18,665
Consulting expense	—	—	—	150,000
Development expense	—	—	—	3,000,000
Total operating expenses	10,143	6,339	57,519	3,168,665

Loss from operations	(10,143)	(6,339)	(57,519)	(3,168,665)

Loss before provision for income taxes	(10,143)	(6,339)	(57,519)	(3,168,665)
Provision for income taxes	—	—	—	—

Net Loss	$(10,143)	$(6,339)	$(57,519)	$(3,168,665)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding, basic and diluted	876,090,000	740,595,480	876,090,000	569,294,430

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2022	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,335,414)	$(17,316)
Net loss	—	—	—	—	—	(19,570)	(19,570)
Balance,March 31, 2023	10,000,000	1,000	876,090,000	87,609	3,229,489	(3,354,984)	(36,886)
Net loss	—	—	—	—	—	(27,806)	(27,806)
Balance,June 30, 2023	10,000,000	1,000	876,090,000	87,609	3,229,489	(3,382,790)	(64,692)
Net loss	—	—	—	—	—	(10,143)	(10,143)
Balance,September 30, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,392,933)	$(74,835)

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2021	—	$—	396,090,000	$39,609	$88,471	$(151,699)	$(23,619)
Forgiveness of related party loans	—	—	—	—	30,018	—	30,018
Net loss	—	—	—	—	—	(6,316)	(6,316)
Balance,March 31, 2022	—	—	396,090,000	39,609	118,489	(158,015)	83
Common stock issued for cash	—	—	30,000,000	3,000	7,000	—	10,000
Common stock issued for services	—	—	450,000,000	45,000	105,000	—	150,000
Preferred stock issued for agreement	10,000,000	1,000	—	—	2,999,000	—	3,000,000
Net loss	—	—	—	—	—	(3,156,010)	(3,156,010)
Balances as of June 30, 2022	10,000,000	1,000	876,090,000	87,609	3,229,489	(3,314,025)	4,073
Net loss	—	—	—	—	—	(6,339)	(6,339)
Balances as of September 30, 2022	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,320,364)	$(2,266)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net Loss	$(57,519)	$(3,168,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued	—	3,000,000
Common stock issued for services	—	150,000
Changes in operating assets and liabilities:
Accounts payable	—	—
Net cash used in operating activities	(57,519)	(18,665)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Common stock issued for cash	—	10,000
Loans from related party	67,565	12,180
Net cash provided by financing activities	67,565	22,180

Net change in cash	10,046	3,515

Cash, beginning of period	864	399

Cash, end of period	$10,910	$3,914

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activity:
Forgiveness of related party debt	$—	$30,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had no cash equivalents.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Centennial Growth Equities. There has been no activity in the subsidiary as of September 30, 2023.

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

NOTE 3 – GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $3,392,933 as of September 30, 2023, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

In conjunction with the sale of the majority shares of the Company and the change in ownership, Mr. Ray forgave the $30,018 that was due to him from the Company. The $30,018 has been credited to additional paid in capital.

During the nine months ended September 30, 2023, Dimitar Slavchev Savov, CEO, advanced the Company $67,565 to pay for general operating expenses. As of September 30, 2023, the total amount due to Mr. Savov is $85,745. The advance in non-interest bearing and due on demand.

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

NOTE 5 – COMMON STOCK

The Company and its Board of Directors approved a 30 for 1 stock dividend to be issued to all shareholders. The dividend became effective on July 20, 2022. As a result, 846,887,000 shares of common stock were issued. The stock dividend is considered to be a forward split in form; therefore, all shares throughout these financial statements have been retroactively adjusted to reflect the split.

On August 18, 2022, the Company Amended its Articles of Incorporation to change the par value of the common stock from $0.001 to $0.0001. As of September 30, 2023, there are 876,090,000 shares of common stock issued and outstanding.

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

NOTE 8 – SUBSEQUENT EVENTS

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

Results of Operations for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

There has been no revenue to date.

General and Administrative

General and Administrative (“G&A”)expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the three months ended September 30, 2023, G&A expenses were $10,143 compared to $6,339 during the three months ended September 30, 2022, an increase of $3,804 or 60%. The increase is due to the additional expense for legal fees.

Net Loss

During the three months ended September 30, 2023, the Company incurred a net loss of $10,143, compared to a net loss of $6,339 during the three months ended September 30, 2022.

Results of Operations for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

There has been no revenue to date.

General and Administrative

General and Administrative (“G&A”)expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the nine months ended September 30, 2023, G&A expenses were $57,519 compared to $18,665 during the nine months ended September 30, 2022, an increase of $38,854 or 208.2% . The increase is due to the additional expense for audit, accounting and legal fees.

Consulting expense

Consulting expense was $0 and $150,000 for the nine months ended September 30, 2023 and 2022, respectively. During the prior period the Company issued common stock for services for total non-cash consulting expense of $150,000.

Development expense

During the prior period the Company issued 10,000,000 shares of preferred stock per the terms of two Exclusive Rights Agreement (Note 4). The preferred shares were valued at $3,000,000.

Net Loss

During the nine months ended September 30, 2023, the Company incurred a net loss of $57,519, compared to a net loss of $3,168,665 during the nine months ended September 30, 2022. In the prior year we incurred additional expense for consulting of $150,000 and $3,000,000 for development expense.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $57,519 for the nine months ended September 30, 2023, compared to $18,665 for the nine months ended September 30, 2022.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2023 and 2022.

Financing Activities

During the nine months ended September 30, 2023, we received $67,565 in loan proceeds from our CEO. During the nine months ended September 30, 2022, we received $12,180 in loan proceeds from a former related party and $10,000 from the sale of common stock.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and has an accumulated deficit of $3,392,933. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2023.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Nika Pharmaceuticals, Inc.

Date:October 31, 2023	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov, Chief Executive Officer,
Director