Form 10-K
period 2023-12-31
NIKA PHARMACEUTICALS, INC
filed 2024-04-01
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2023

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to_______________________

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
Yes ☐           No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐          No ☒

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
Yes ☐         No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of January 25, 2025, the Company’s common stock is listed under the symbol NKPH, on the OTC Markets PINK,

As of March 22, 2024, there were 876,090,000 shares of the issuer’s common stock outstanding.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

Unless the context indicates otherwise, as used in this Annual Report, the terms “Nika,” “we,” “us,” “our,” “our company” and “our business” refer, to Nika Pharmaceuticals, Inc.., including its subsidiaries. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Business Overview

Nika Pharmaceuticals, Inc. was incorporated in the State of Colorado on June 6, 2000. Pursuant to the terms of a stock purchase agreement resulting in a change of control the Company is changing its business to focus on the following.

On April 7, 2022, the Company signed with “VITAL FE” Joint Stock Company (“VITAL”) an Exclusive Rights sAgreement for a term of 15 years for the production and distribution of Thymus Nuclear Glycoprotein (“TNG”). VITAL holds the technology to manufacture TNG and the intellectual property for Phase III Clinical Trial on TNG, started in 1997 and completed in 1998 in Infectious Diseases Hospital, Sofia on 20 patients suffering from AIDS in the advanced stages of the disease. The results of the clinical trial show that TNG has a significant place in the treatment of HIV.

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

On August 1, 2022, the Company signed a Joint Business Agreement with Immunotech Laboratories BG, Ltd through which the two companies are combining their efforts to realize the registration, production and distribution of medicinal products based on the Inactivated Pepsin Fraction (“IPF”) platform with U.S. Patents Nº 7,479,538, 7,625,565, 8,066,982, 8,067,531, 8,309,072. The duration of the agreement is for a period of 9 years and will be renewed automatically for another 9 years unless there are reasonable objections to the renewal by one of the parties.

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

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined under the Securities Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (or the Sarbanes-Oxley Act);

•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

ITEM 1C. CYBERSECURITY

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

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “NKPH” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”), where an established public trading market for our common stock has not yet been established.

Common Stock

There are 2,700,000,000 shares of Common Stock, $0.0001 par value, authorized, with 876,090,000 shares issued and outstanding. The holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

We have 10,000,000 shares of Preferred Stock, $0.0001 par value, authorized of which 10,000,000 are issued and outstanding. Each outstanding share of the series of Preferred Stock shall be entitled to one thousand (1,000) votes on each matter submitted to a vote. Shares of Preferred Stock shall, with respect to dividend rights, rights on redemption and rights on liquidation, winding up and dissolution, rank pari passu with all classes of Common Stock.

Security Holders

At March 13, 2024 there were approximately 64 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 N Dallas Parkway, Suite 380, Plano, Texas 75093. Their telephone number is 469-633-0101.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31, 2023 and 2022 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report.

Results of Operations for the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

General and Administrative

General and Administrative (“G&A”) expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the years ended December 31, 2023 and 2022 we had G&A expense of $64,833 and $33,175. An increase of $31,118 or 92.3% . The increase can be attributed to an increase in professional fees of $20,795 and IR expense of $20,000.

Consulting expense

Consulting expense was $0 and $150,000 for the years ended December 31, 2023 and 2022, respectively. During the prior year the Company issued common stock for services for total non-cash consulting expense of $150,000.

Development expense

During the prior year the Company issued 10,000,000 shares of preferred stock per the terms of two Exclusive Rights Agreement (Note 4). The preferred shares were valued at $3,000,000.

Net Loss

During the year ended December 31, 2023, the Company incurred a net loss of $64,833, compared to a net loss of $3,183,715 during the year ended December 31, 2022. The decrease in net loss is due to expenses associated with the issuance of common and preferred stock as discussed above.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $64,833 during the year ended December 31, 2023, compared with $33,715 used in operating activities during the year ended December 31, 2022.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2023 and 2022.

Financing Activities

During the year ended December 31, 2023, we received $83,564 in loan proceeds from a related party. During the year ended December 31, 2022, we received $24,180 in loan proceeds from related parties and $10,000 from the sale of common stock.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Going Concern

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a "going concern" opinion. As of December 31, 2023, we had an accumulated deficit of $3,400,247 and a net loss of $64,833 for the year ended December 31, 2023.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NIKA PHARMACEUTICALS, INC.
TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Nika Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Nika Pharmaceuticals, Inc. (“the Company”) as of December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no current operations and has generated no income to date. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.
Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
March 29, 2024

Report of Independent Registered Public Accounting Firm
To the shareholders and the board of directors of Nika Pharmaceuticals, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Nika Pharmaceuticals, Inc. (the "Company") as of December 31, 2022, the related statement of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.
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
/s BF Borgers CPA PC
BF Borgers CPA PC (PCAOB ID 5041)
We have served as the Company's auditor from 2022 to 2023
Lakewood, CO
March 31, 2023

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$19,596	$864
Total current assets	19,596	864
Total Assets	$19,596	$864

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to related party	$101,745	$18,180
Total Current Liabilities	101,745	18,180

Total Liabilities	101,745	18,180

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred Stock; par value $0.0001; 10,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 876,090,000 shares issued and outstanding	87,609	87,609
Additional paid-in capital	3,229,489	3,229,489
Accumulated deficit	(3,400,247)	(3,335,414)
Total Stockholders' Deficit	(82,149)	(17,316)
Total Liabilities and Stockholders' Deficit	$19,596	$864

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2023	2022
Operating Expenses:
General and administrative	$64,833	$33,715
Consulting expense	—	150,000
Development expense	—	3,000,000
Total operating expenses	64,833	3,183,715

Loss from operations	(64,833)	(3,183,715)

Loss before provision for income taxes	(64,833)	(3,183,715)
Provision for income taxes	—	—

Net Loss	$(64,833)	$(3,183,715)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	876,090,000	723,953,014

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balances, December 31, 2021	—	$—	396,090,000	$39,609	$88,471	$(151,699)	$(23,619)
Forgiveness of related party loans	—	—	—	—	30,018	—	30,018
Common stock issued for cash	—	—	30,000,000	3,000	7,000	—	10,000
Common stock issued for services	—	—	450,000,000	45,000	105,000	—	150,000
Preferred stock issued for agreement	10,000,000	1,000	—	—	2,999,000	—	3,000,000
Net loss	—	—	—	—	—	(3,183,715)	(3,183,715)
Balance, December 31, 2022	10,000,000	1,000	876,090,000	87,609	3,229,489	(3,335,414)	(17,316)
Net loss	—	—	—	—	—	(64,833)	(64,833)
Balance, December 31, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,400,247)	$(82,149)

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net Loss	$(64,833)	$(3,183,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Preferred stock issued for development expense	—	3,000,000
Common stock issued for services consulting	—	150,000
Net cash used in operating activities	(64,833)	(33,715)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Common stock issued for cash	—	10,000
Loans from related party	83,565	24,180
Net cash provided by financing activities	83,565	34,180

Net change in cash	18,732	465

Cash, beginning of year	864	399

Cash, end of year	$19,596	$864

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosure of non-cash investing and financing activity:
Forgiveness of related party debt	$—	$30,018

The accompanying notes are an integral part of these consolidated financial statements

NIKA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, the Company had no cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Centennial Ventures, Inc. and Nika Europe, Ltd. There has been no activity in either subsidiary as of December 31, 2023.

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

Net Income (Loss)Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock including all potentially outstanding shares of common stock during the period, unless the effect is anti-dilutive. There are no potentially dilutive shares as of December 31, 2023 or 2022.

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

NOTE 3 - GOING CONCERN

As reflected in the consolidated financial statements, the Company has an accumulated deficit of $3,400,247 as of December 31, 2023, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

In conjunction with the sale of the majority shares of the Company and the change in ownership, Mr. Ray forgave the $30,018 that was due to him from the Company. The $30,018 has been credited to additional paid in capital for the year ended December 31, 2022.

During the year ended December 31, 2023 and 2022, Dimitar Slavchev Savov, CEO, advanced the Company $83,565 and $24,180, respectively, to pay for general operating expenses. As of December 31, 2023, the total amount due to Mr. Savov is $101,745. The advance in non-interest bearing and due on demand.

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

On April 26, 2022, the Company issued 150,000,000 shares of common stock pursuant to the terms of an Intermediation Agreement with the goal of getting national distribution of the Company’s dietary supplements Physiolong and Carotilen in the North American markets. The shares were valued at $0.00033, for total non-cash expense of $50,000.

On April 26, 2022, the Company issued 75,000,000 shares of common stock to Mariya Radivoeva pursuant to the terms of a Services Agreement with the goal of creating a coherent brand that reflects the entry of Nika Pharmaceuticals. Inc. into the pharmaceutical industry. The shares were valued at $0.00033, for total non-cash expense of $25,000.

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

NOTE 8 – INCOME TAX

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

The provision for Federal income tax consists of the following December 31:

	2023	2022
Federal income tax benefit attributable to:
Current Operations	$(14,000)	$(669,000)
Less: change in valuation allowance	14,000	669,000
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2023	2022
Deferred tax asset attributable to:
Net operating loss carryover	$(714,000)	$(700,000)
Less: valuation allowance	714,000	700,000
Net deferred tax asset	$—	$—

At December 31, 2023, the Company had net operating loss carry forwards of approximately $714,000 maybe offset against future taxable income. No tax benefit has been reported in the December 31, 2023 or 2022 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2023, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 9 - SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has no material subsequent events to disclose in these consolidated financial statements other than the following.

As of January 25, 2024, the Company’s common stock is listed on OTC Markets PINK under the symbol, NKPH,

On February 12, 2024, the Company signed an Agreement and Plan of Merger (the “Merger”) with Nika BioTechnology, Inc. (OTCMKTS: NIKA). Pursuant to the Merger agreement Nika BioTechnology, Inc., (the Target company), will be merged with and into the Company, the separate corporate existence of the Target shall cease, and the Company shall continue as the surviving consolidated entity.

The Company will issue the target 204,205,027 shares of common stock and 5,000,000 shares of Preferred stock in exchange for all of the issued and outstanding shares of both the preferred and common stock of the Target company.

The transaction will be accounted for as a common control merger. As a result, the assets and liabilities assumed will be recorded on the Company’s financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company will record the common control merger as of the earliest date presented in financial statements for the upcoming quarter ended or March 31, 2024.

On March 4, 2024, the Company amended its Articles of Incorporation in which the authorized Preferred Stock was increased to 15,000,000 pursuant to the approved by the BOD and shareholders Plan and Merger Agreement

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On February 14, 2024, the Company dismissed its independent accountant B F Borgers CPA PC and engaged the firm of Fruci & Associates II, PLLC to serve as the independent accountant to audit the company’s financial statements.

We have had no “disagreements” (as such term is defined in Item 304 of Regulation S-K) with our Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2023. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2023, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d- 15 (f) under the Exchange Act, for the Company.

Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013).

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, and concluded that it is not effective because of the material weakness described below:

We are aware of the following material weaknesses in internal control that could adversely affect the Company’s ability to record, process, summarize and report financial data:

•	Lack of an audit committee
•	Lack of segregation of duties

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

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of Officers and Directors

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Positions Held	Since
Dimitar Slavchev Savov	66	President, CEO, CFO, Director	April 1, 2022

Clifford Redekop	75	Secretary& Director	April 1, 2022

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

Clifford Redekop, Mr, Redekop has an honors liberal arts degree from Brock University and served in the Canadian Navy for 12 years. His first five years in the Navy were as a destroyer weapons officer and the remainder as a public affairs officer. Postings and assignments were across Canada and in Germany, and with many experiences as Defense Department spokesman for multiple casualties and politically sensitive situations. Further education included graduate school training in communications management and journalism. After leaving the Navy, Redekop moved to Las Vegas, Nevada and became a commercial real estate broker/investor/developer. Redekop is a licensed broker in Nevada and Utah. Currently, and for the past six years, he has specialized in assisting companies launch major expansions and in merging private businesses into public companies. He has also worked with a number of Native American Tribes in assisting them to bring economic development to their reservations.

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

Based solely on review of the copies of such forms furnished to Nika Pharmaceuticals' directors have not filed their reports as of the date of this Annual Report.

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

ITEM 11, EXECUTIVE COMPENSATION

Summary Compensation Table

							Change in
						Non-	Pensions
						Equity	Value and
						Incentive	Nonqualifie
						Plan	d Deferred	All
Name and				Stock	Option	Compen	Compensati	Other
Principal		Salary	Bonus	Awards	Awards	sation	on Earnings	Compens	Total
Position	Year	($)	($)	($)	($)	($)	($)	ation ($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dimitar
Slavchev	2023	—	—	—	—	—	—	—	—
Savov (CEO,
Director)	2022	—	—	—	—	—	—	—	—

Clifford
Redekop	2023	—	—	—	—	—	—	—	—
(corporate
secretary)	2022	—	—	—	—	—	—	—	—
Phil Ray
(former	2022	—	—	—	—	—	—	—	—
CEO,
Director)

Alice Ray
(former	2022	—	—	—	—	—	—	—	—
Director)

No officer or director of the Company has received any compensation in 2023 or 2022.

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

iii.   Engaging in any activity in connection with the purchase or sale of any security or commodity or in

4.     Was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any such activity

5.     Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2023, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 876,090,000 shares outstanding on December 31, 2023.

			Shares of	Percent of
		Percent of	Series A	Series A	Number of	Percent of
	Shares of	Common	Preferred	Preferred	Voting	Voting
	Common	Stock	Stock	Stock	Shares	Shares
	Stock Beneficially	Beneficially	Beneficially	Beneficially	Beneficially	Beneficially
Name of Beneficial Owner	Owned•	Owned(1)**	Owned	Owned**	Owned**	Owned(1)**
5% Beneficial Owners
ACFT LLC	150,000,000	17.12%	—	—	—	—
Mariya S Radivoeva	94,500,000	10.79%	—	—	—	—
Noble Investment Corp	154,500,000	17.64%	—	—	—	—
Kubrat Radivoev	75,000,000	8.56%	—	—	—	—
Directors and Officers
Dimitar Slavchev Savov	322,120,000	36.77%	10,000,000	100%	100,000,000	43.25%
Clifford Redekop	—	—	—	—	—	—
All directors and executive officers as a group (2 persons)	322,120,000	36.77%	10,000,000	100%	100,000,000	43.25%

**	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.
(1)	Percentage of voting stock is based on 876,090,000 shares of our common stock and 10,000,000 shares of Series A Preferred Stock outstanding on March 17, 2023.

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

During the year ended December 31, 2022, Mr. Ray (former CEO) loaned the Company $6,000.

In conjunction with the sale of the majority shares of the Company and the change in ownership, Mr. Ray forgave the $30,018 that was due to him from the Company. The $30,018 has been credited to additional paid in capital.

During the years ended December 31, 2023 and 2022, Dimitar Slavchev Savov, CEO, advanced the Company $83,565 and $24,180, respectively, to pay for general operating expenses. As of December 31, 2023, the total amount due to Mr. Savov is $101,745. The advance in non-interest bearing and due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years by Fruci & Associates II, PLLC , our Independent Registered Public Accounting Firms, in connection with the audit of our consolidated financial statements and other professional services rendered by this accounting firm.

	2023	2022
Audit fees	$11,000	$—
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$11,000	$—

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents have been filed as part of this report.

Exhibit No.		Description
31.1	-	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	-	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	-	Inline XBRL Instance Document(1)
101.SCH*	-	XBRL Taxonomy Extension Schema Document(1)
101.SCH*	-	XBRL Taxonomy Extension Schema Document(1)
101.CAL*	-	Inline XBRL Taxonomy Extension Calculation Linkbase Document(1)
101.DEF*	-	Inline XBRL Taxonomy Extension Definition Linkbase Document(1)
101.LAB*	-	Inline XBRL Taxonomy Extension Label Linkbase Document(1)

ITEM 16. 10-K SUMMARY

None.

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nika Pharmaceuticals, Inc.

Date: April 1, 2024	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov
Chief Executive Officer, Director

Date: April 1, 2024	By:	/s/ Clifford Redekop
Clifford Redekop
Director