Form 10-Q
period 2024-03-31
NIKA PHARMACEUTICALS, INC
filed 2024-05-28
CIK 1145604

____________
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission File No.: 000-56234

'NIKA PHARMACEUTICALS, INC.
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
Yes ☐          No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at May 24, 2024 was 1,018,519,500.

Item 1. Consolidated Financial Statements

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
ASSETS	(Unaudited)
Current Assets:
Cash	$24,466	$19,596
Inventory	17,007	—
Total current assets	41,473	19,596
Total Assets	$41,473	$19,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accruals	$9,333	$—
Due to related parties	256,622	101,745
Total Current Liabilities	265,955	101,745

Total Liabilities	265,955	101,745

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred Stock; par value $0.0001; 15,000,000 shares authorized; 10,000,000 shares issued and outstanding	1,000	1,000
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 876,090,000 shares issued and outstanding	87,609	87,609
Additional paid-in capital	8,617,773	3,229,489
Accumulated deficit	(8,930,864)	(3,400,247)
Total Stockholders' Deficit	(224,482)	(82,149)
Total Liabilities and Stockholders' Deficit	$41,473	$19,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Operating Expenses:
General and administrative	$65,988	$19,570
Total operating expenses	65,988	19,570

Loss from operations	(65,988)	(19,570)

Loss before provision for income taxes	(65,988)	(19,570)
Provision for income taxes	—	—

Net Loss	$(65,988)	$(19,570)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding,
basic and diluted	876,090,000	876,090,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,400,247)	$(82,149)
Common control acquisition	—	—	—	—	5,388,284	(5,464,629)	(76,345)
Net loss	—	—	—	—	—	(65,988)	(65,988)
Balance, March 31, 2024	10,000,000	$1,000	876,090,000	$87,609	$8,617,773	$(8,930,864)	$(224,482)

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit
Balance, December 31, 2022	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,335,414)	$(17,316)
Net loss	—	—	—	—	—	(19,570)	(19,570)
Balance, March 31, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,354,984)	$(36,886)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net Loss	$(65,988)	$(19,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Common control merger	(76,345)	—
Changes in operating assets and liabilities:
Inventory	(17,007)	—
Accounts payable and accruals	9,333	—
Net cash used in operating activities	(150,007)	(19,570)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loans from related parties	154,877	23,165
Net cash provided by financing activities	154,877	23,165

Net change in cash	4,870	3,595

Cash, beginning of period	19,596	864

Cash, end of period	$24,466	$4,459

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2024

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

As of January 25, 2024, the Company’s common stock is listed on OTC Markets PINK under the symbol, NKPH,

Common Control Mergers

On February 12, 2024, the Company signed an Agreement and Plan of Merger (the “Merger”) with Nika BioTechnology, Inc. (OTCMKTS: NIKA). Pursuant to the Merger agreement Nika BioTechnology, Inc., (the Target company), was merged with and into the Company, the separate corporate existence of the Targetshall cease, and the Company shall continue as the surviving consolidated entity. Nika BioTechnology, Inc., owned a 40% stake in Nika Europe, Ltd, which was transferred to the Company pursuant to the merger terms effective April 12, 2024. Given that on October 11, 2022, the Company acquired a 40% stake in Nika Europe, Ltd., as of April 12, 2024, the Company has an 80% controlling interest in Nike Europe. The Company will issue the target 204,205,027 shares of common stock and 5,000,000 shares of Preferred stock in exchange for all of the issued and outstanding shares of both the preferred and common stock of the Target company.

The transaction was accounted for as a common control merger. As a result, the assets and liabilities assumed will be recorded on the Company’s financial statements at their respective carry-over basis. Under ASC 805, “Business Combinations,” the Company will record the common control merger as of the earliest date presented in the financial statements. Although the accounting is not yet complete, the results of operations of the business acquired by the Company have been included in the consolidated statements of operations since the date of acquisition. All amounts are considered provisional until a more thorough analysis of the acquisition can be completed.

On March 4, 2024, the Company amended its Articles of Incorporation, in which the authorized Preferred Stock was increased to 15,000,000 pursuant to the approved by the BOD and shareholders Plan and Merger Agreement

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had no cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Centennial Ventures, Inc. and our 80% owned subsidiary, Nika Europe. There has been no activity in Centennial Ventures, Inc. as of March 31, 2024.

Translation Adjustment

The accounts of the Company’s subsidiary Nika Europe, Ltd are maintained in Bulgarian Lev. In accordance with the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Inventories

Inventories are valued using the weighted average cost method. The Company’s current inventory is with Nika Europe and is comprised of trial batches of the dietary supplements Hypocholestin, Silymaron, Anthocylen C, Biodetoxin that were produced on March 29, 2024. The value of the inventory is the direct cost of production by a third-party manufacturer. If there is evidence that the inventory’s value is less than its stated cost, the inventory is reduced to market value. As of March 31, 2024, the Company has $17,007 of inventory.

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

Net Income (Loss)Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock including all potentially outstanding shares of common stock during the period, unless the effect is anti-dilutive. There are no potentially dilutive shares as of March 31, 2024 or 2023.

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $8,930,864 as of March 31, 2024 and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

When needed, Dimitar Slavchev Savov, CEO, advances the Company funds to pay for general operating expenses. As of March 31, 2024, the total amount due to Mr. Savov is $256,622. The advance in non-interest bearing and due on demand.

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

NOTE 5 – PREFERRED STOCK

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

On August 19, 2022, the Company filed an Article of Amendment to reflect a change of the par value of the Preferred Stock from $0.001 to $0.0001 per share.

On March 4, 2024, the Company amended its Articles of Incorporation, in which the authorized Preferred Stock was increased to 15,000,000 pursuant to the approved by the BOD and shareholders Plan and Merger Agreement.

NOTE 6 – COMMON CONTROL MERGERS

On February 12, 2024, the Company signed an Agreement and Plan of Merger (the “Merger”) with Nika BioTechnology, Inc. Pursuant to the Merger agreement Nika BioTechnology, Inc., (the Target company), was merged with and into the Company, the separate corporate existence of the Target shall cease, and the Company shall continue as the surviving consolidated entity. Nika BioTechnology, Inc., owned a 40% stake in Nika Europe, Ltd, which was transferred to the Company pursuant to the merger, increasing the Company’s ownership to 80%. The accounts and amounts included in the Company’s consolidated financial statements are as follows.

Cash	$322
Inventory	$17,007
Accruals	$(3,833)
Due to related parties	$(109,877)
Additional paid in capital	$(5,388,284)
Accumulated deficit	$5,464,629
General and administrative expenses	$20,036

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

On August 1, 2022, the Company signed a Joint Business Agreement with Immunotech Laboratories BG, Ltd. through which the two companies are combining their efforts to realize the registration, production and distribution of medicinal products based on the Inactivated Pepsin Fraction (“IPF”) platform with U.S. Patents Nº 7,479,538, 7,625,565, 8,066,982, 8,067,531, 8,309,072. There have been no additional consideration or assets involved as part of the transaction. The duration of the agreement is for a period of 9 years and will renew automatically for another 9 years unless there are reasonable objections to the renewal by one of the parties. Dimitar Slavchev Savov owns 51% in Immunotech Laboratories BG, Ltd. and is the company’s general manager.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to March 31, 2024, the Company issued 142,429,500 shares of common stock of the 204,205,027 shares to be issued, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1).

On April 12, 2024, Nika Pharmaceuticals, Inc., through its subsidiary Nika Europe Ltd., acquired four technologies, three of which are for generic drugs and one for a dietary supplement. The technologies were purchased from Alliance for Intellectual Property in the Field of Pharmacy, Chemistry, and Biology (“AIPFPCB”) for a total price of 45,000 BGN (equivalent to around 24,683 USD) that was paid by Dimitar Slavchev Savov who is an officer and director of Nika Pharmaceuticals, Inc. and the general manager of Nika Europe, Ltd. With the trade names pending, the three technologies for drugs in tablet form are scientifically named as MENTHYL VALERATE 0.06g, METAMIZOLE SODIUM 500mg, VINPOCETINE 10mg, with the dietary supplement named as TRIBULUS TERRESTRIS HERBA EXTRACTUM SICCUM 250mg.

On April 23, 2024, Nika Europe, Ltd. signed a Supply Agreement with Shanghai Marya Pharmaceutical Engineering & Project Co., Ltd. for the purchase, supply, and installation of a complete vial production line equipment adhering to Good Manufacturing Practice (GMP) standards, costing $957,670. Dimitar Savov has paid the initial down payment of $191,534 from his personal money. The equipment is scheduled to be produced, delivered, and installed in the Bulgarian production building by the end of Q4, 2024.

Effective April 29, 2024, Nika Pharmaceuticals, Ltd., a limited liability company registered in Bulgaria with UIC: 175420503, made a non-monetary in-kind contribution of a production building and land to the capital of Nika Europe, Ltd. The building and land were officially valued at 3,683,800 BGN (2,045,209) USD by three independent valuators appointed by the Bulgarian Registry Agency. As a result, the capital of Nika Europe, Ltd. was increased to 3,684,300 BGN. At the time of the transaction, Dimitar Savov owned 100% of Nika Pharmaceuticals, Ltd. and was the company’s general manager.

Effective May 6, 2024, the Company completed a voluntary symbol change from NKPH to NIKA, and will trade its common stock under NIKA from hereon.

Effective May 9, 2024, Nika Pharmaceuticals, Inc. acquired 100% of Nika Pharmaceuticals, Ltd. The ownership was acquired from Dimitar Slavchev Savov for the nominal value of the capital of the company, 5,000 BGN. Simply put, with the May 9, 2024 acquisition of Nika Pharmaceuticals, Ltd., Nika Pharmaceuticals, Inc. now practically owns 99.99% in Nika Europe, Ltd. and becomes the beneficial owner of a factory building and land valued at 2,045,209 USD, situated in a strategic location in Sofia Province, which were originally purchased and renovated by Dimitar Savov at his own personal expense.

On May 13, 2024, Nika Pharmaceuticals, Inc., through its subsidiary Nika Europe Ltd., acquired three technologies, one of which is for a generic drug in tablet form and two for dietary supplements. The technologies were purchased from Alliance for Intellectual Property in the Field of Pharmacy, Chemistry, and Biology (“AIPFPCB”) for a total price of 30,000 BGN (equivalent to around 15,951 USD). With the trade names of each pending, the technology for the drug in tablet form is used for the treatment of forms of dementia, whereas one dietary supplement supports the body’s need for calcium and phosphorus, with the other being an anti-acid aid in the form of chewing tablet.

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

On February 12, 2024, the Company signed an Agreement and Plan of Merger (the “Merger”) with Nika BioTechnology, Inc. (OTCMKTS: NIKA). Pursuant to the Merger agreement Nika BioTechnology, Inc., (the Target company), was mergedwithand into the Company, the separate corporate existence of the Targetshall cease, and the Company shall continue as the surviving consolidated entity. Nika BioTechnology, Inc., owned a 40% stake in Nika Europe, Ltd. On October 11, 2022, the Company had acquired a 40% stake in Nika Europe, Ltd., so as of April 12, 2024, the Company has an 80% controlling interest in Nike Europe, through which the company will have a firm foothold on the markets of Europe, Asia, and Africa. Nika Europe is preparing the construction of a pharmaceutical factory that is comprised of different manufacturing facilities for the production of drugs in injection, tablet and other forms. The factory will have enough production capacity to secure the needs of Nika.

On April 12, 2024, Nika Pharmaceuticals, Inc., through its subsidiary Nika Europe Ltd., acquired four technologies, three of which are for generic drugs and one for a dietary supplement. The technologies were purchased from Alliance for Intellectual Property in the Field of Pharmacy, Chemistry, and Biology (“AIPFPCB”) for a total price of 45,000 BGN (equivalent to around 24,683 USD) that was paid by Dimitar Slavchev Savov who is an officer and director of Nika Pharmaceuticals, Inc. and the general manager of Nika Europe, Ltd. With the trade names pending, the three technologies for drugs in tablet form are scientifically named as MENTHYL VALERATE 0.06g, METAMIZOLE SODIUM 500mg, VINPOCETINE 10mg, with the dietary supplement named as TRIBULUS TERRESTRISHERBAEXTRACTUMSICCUM2 50mg.

On April 23, 2024, Nika Europe, Ltd. signed a Supply Agreement with Shanghai Marya Pharmaceutical Engineering & Project Co., Ltd. for the purchase, supply, and installation of a complete vial production line equipment adhering to Good Manufacturing Practice (GMP) standards, costing $957,670. Dimitar Savov has paid the initial down payment of $191,534 from his personal money. The equipment is scheduled to be produced, delivered, and installed in the Bulgarian production building by the end of Q4, 2024.

Effective April 29, 2024, Nika Pharmaceuticals, Ltd., a limited liability company registered in Bulgaria with UIC: 175420503, made a non-monetary in-kind contribution of a production building and land to the capital of Nika Europe, Ltd. The building and land were officially valued at 3,683,800 BGN (2,045,209) USD by three independent valuators appointed by the Bulgarian Registry Agency. As a result, the capital of Nika Europe, Ltd. was increased to 3,684,300 BGN. At the time of the transaction, Dimitar Savov owned 100% of Nika Pharmaceuticals, Ltd. and was the company’s general manager.

Effective May 6, 2024, the Company completed a voluntary symbol change from NKPH to NIKA, and will trade its common stock under NIKA from hereon.

Effective May 9, 2024, Nika Pharmaceuticals, Inc. acquired 100% of Nika Pharmaceuticals, Ltd.The ownership was acquired from Dimitar Slavchev Savov for the nominal value of the capital of the company, 5,000 BGN. Simply put, with the May 9, 2024 acquisition of Nika Pharmaceuticals, Ltd., Nika Pharmaceuticals, Inc. now practically owns 99.99% in Nika Europe, Ltd. and becomes the beneficial owner of a factory building and land valued at 2,045,209 USD, situated in a strategic location in Sofia Province, which were originally purchased and renovated by Dimitar Savov at his own personal expense.

Results of Operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

There has been no revenue to date.

General and Administrative

General and Administrative (“G&A”)expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees. For the three months ended March 31, 2024, G&A expenses were $65,988 compared to $19,570 during the three months ended March 31, 2023, an increase of $46,418. In the current period we had an increase of legal fees of $15,000 and accounting and audit fees of $3,800. We also had increased edgar and transfer agent fees.

Net Loss

During the three months ended March 31, 2024, the Company incurred a net loss of $65,988, compared to a net loss of $19,570 during the three months ended March 31, 2023.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $150,007 for the three months ended March 31, 2024, compared to $19,570 for the three months ended March 31, 2023. The increase in net cash used is due to the additional activity for the Nika Bio and Nika Europe.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2024 and 2023.

Financing Activities

During the three months ended March 31, 2024, we received $154,877 in loan proceeds from related parties. Compared to $23,165 in the prior period.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has limited operations and no revenue. If the Company cannot fulfill its business plan, the Company may attempt to find a merger target in the form of an operating entity. The Company cannot be certain that it will be successful in this strategy.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2024.

The following aspects of the Company were noted as potential material weaknesses:

• lack of an audit committee

•lack of separation of duties

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

Exhibit
No.	Description
31.1	Rule 13a14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS*	Inline XBRL Instance Document(1)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document(1)
101.CAL*	Inline XBRL Taxonomy Extension Calculation Link base Document(1)
101.DEF*	Inline XBRL Taxonomy Extension Definition Link base Document(1)
101.LAB*	Inline XBRL Taxonomy Extension Label Link baseD ocument(1)
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link base Document(1)

Signatures

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nika Pharmaceuticals, Inc.

Date: May 28, 2024	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov, Chief Executive Officer,
Director