Form 10-Q
period 2024-06-30
NIKA PHARMACEUTICALS, INC
filed 2024-09-18
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024____________________________________________________________________________

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________________________________________________________________________________________________________________

Commission File No.: 000-56234________________________________________________________________________________________________________________

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

Yes ☐           No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at September 15, 2024 was 1,018,519,500.

Item 1. Consolidated Financial Statements

     NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)
Current Assets:
Cash	$7,485	$19,596
Inventory	14,104	—
Accounts receivable	196,394	—
Other receivables	4,080	—
Total current assets	222,063	19,596

Property, plant, and equipment:
Property	$168,259	—
Total Property, plant, and equipment:	$168,259	$—
Total assets:	$390,322	$19,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and other liabilities	$4,638	$—
Due to related parties	$632,297	$101,745
Total Current Liabilities	$636,935	$101,745

Total Liabilities	$636,935	$101,745

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred Stock; par value $0.0001; 15,000,000 shares authorized; 15,000,000 and 10,000,000 shares issued and outstanding, respectively	1,500	1,000
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 1,018,519,500 and 876,090,000 shares issued and outstanding, respectively	101,851	87,609
Additional paid-in capital	8,606,040	3,229,489
Accumulated other comprehensive income	—	—
Accumulated deficit	(8,956,004)	(3,400,247)
Total Stockholders' Deficit	(246,613)	(82,149)
Total Liabilities and Stockholders' Deficit	$390,322	$19,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$156	$—	$156	$—

Operating Expenses:
General and administrative	$39,999	$21,001	$61,724	$21,871
Professional fees	14,957	6,805	52,457	25,505
Total operating expenses	54,956	27,806	114,181	47,376

Loss from operations	(54,800)	(27,806)	(114,025)	(47,376)

Loss before provision for income taxes	(54,800)	(27,806)	(114,025)	(47,376)
Provision for income taxes	—	—	—	—

Net Loss	$(54,800)	$(27,806)	$(114,025)	$(47,376)

Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—

Comprehensive Loss	$(54,800)	$(27,806)	$(114,025)	$(47,376)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,018,519,500	876,090,000	1,018,519,500	876,090,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,400,247)	$—	$(82,149)
Common control merger	—	—	—	—	$5,388,284	(5,464,629)	—	(76,345)
Net loss	—	—	—	—	—	(65,988)	—	(65,988)
Balance, March 31, 2024	10,000,000	1,000	876,090,000	87,609	8,617,773	(8,930,864)	—	(225,482)
Common control merger	5,000,000	500	142,429,500	14,242	(11,733)	88,885	—	91,395
Net loss	—	—	—	—	—	(114,025)	—	(114,025)
Balance, June 30, 2024	15,000,000	$1,500	1,018,519,500	$101,851	$8,606,040	$(8,956,004)	$—	$(246,613)

							Other	Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Deficit
Balance, December 31, 2022	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,335,414)	$—	$(17,316)
Net loss	—	—	—	—	—	(19,570)	—	(19,570)
Balance, March 31, 2023	10,000,000	1,000	876,090,000	87,609	3,229,489	(3,354,984)	—	(36,886)
Net loss	—	—	—	—	—	(27,806)	—	(27,806)
Balance, June 30, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,382,790)	$—	$(64,692)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net Loss	$(114,025)	$(47,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Common control merger	(76,345)	—
Common control acquisition	(122,755)
Changes in operating assets and liabilities:
Inventory	(14,104)	—
Accounts receivables	(196,394)	—
Other receivables	(4,080)	—
Accounts payable and accruals	4,638	—
Net cash used in operating activities	(523,066)	(47,376)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loans from related parties	530,552	57,565
Net cash provided by financing activities	530,552	57,565

Net change in cash	(12,110)	10,189

Cash, beginning of period	19,596	864

Cash, end of period	$7,486	$11,053

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2024

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

On January 25, 2024, the Company’s common stock was listed on OTC Markets PINK under the symbol, NKPH, which was later voluntarily changed to NIKA effective May 6, 2024.

Common Control Mergers

On February 12, 2024, the Company signed an Agreement and Plan of Merger (the “Merger”) with Nika BioTechnology, Inc. (OTCMKTS: NIKA). Pursuant to the Merger agreement Nika BioTechnology, Inc., (the Target company), was merged with and into the Company, the separate corporate existence of the Target shall cease, and the Company shall continue as the surviving consolidated entity. Nika BioTechnology, Inc., owned a 40% stake in Nika Europe, Ltd, which was transferred to the Company pursuant to the merger terms effective April 12, 2024. Given that on October 11, 2022, the Company acquired a 40% stake in Nika Europe, Ltd., as of April 12, 2024, the Company has an 80% controlling interest in Nike Europe. On April 29, 2024 pursuant to decision of the shareholders for in-kind contribution of factory building and land the capital of Nika Europe, Ltd. increased to 3,684,300 BGN (2,016,562) USD. Effective May 16, 2024 the Company acquired 100% of the share capital of Nika Pharmaceuticals, Ltd. as effect of this event the Company has a 99.99% controlling interest in Nika Europe, Ltd. The Company will issue the target 204,205,027 shares of common stock and 5,000,000 shares of Preferred stock in exchange for all of the issued and outstanding shares of both the preferred and common stock of the Target company.

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

The accompanying financial statements have been prepared by management and have not been audited, reviewed, or compiled by an independent certified public accountant. Accordingly, no assurance is provided on these financial statements.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2024.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2024 and December 31, 2023, the Company had no cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Centennial Ventures, Inc, Nika Pharmaceuticals, Ltd and our 99.99% owned subsidiary, Nika Europe, Ltd. There has been no activity in Centennial Ventures, Inc. as of June 30, 2024

Translation Adjustment

The accounts of the Company’s subsidiaries, Nika Europe, Ltd and Nika Pharmaceuticals, Ltd, are maintained in Bulgarian Lev. In accordance with the Codification, all assets and liabilities were translated at the current exchange rate at respective balance sheets dates, members’ capital and income statement items are translated at the historical rates for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with the Comprehensive Income Topic of the Codification (ASC 220), as a component of members’ capital. Transaction gains and losses are reflected in the income statement.

Inventories

Inventories are valued using the weighted average cost method. The Company’s current inventory is with Nika Europe and is comprised of trial batches of the dietary supplements Hypocholestin, Silymaron, Anthocylen C, Biodetoxin that were produced on March 29, 2024. The value of the inventory is the direct cost of production by a third-party manufacturer. If there is evidence that the inventory’s value is less than its stated cost, the inventory is reduced to market value. As of June 30, 2024, the Company has $14,104 of inventory.

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

Revenue Recognition

The Company recognizes revenue under ASC 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company determines revenue recognition through the following steps:

•	Identification of a contract with a customer;
•	Identification of the performance obligations in the contract;
•	Determination of the transaction price;
•	Allocation of the transaction price to the performance obligations in the contract; and
•	Recognition of revenue when or as the performance obligations are satisfied.

Revenue is recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Shipping and handling activities associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment activity and recognized as revenue at the point in time at which control of the goods transfers to the customer. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.

The Company recognized its first revenue of $156 in the second quarter from the sale of our dietary supplements.

Net Income (Loss)Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock including all potentially outstanding shares of common stock during the period, unless the effect is anti-dilutive. There are no potentially dilutive shares as of June 30, 2024 or 2023.

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $8,956,004 as of June 30, 2024 and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period June 30, 2024 and December 31, 2023, Dimitar Slavchev Savov, CEO, advanced the Company $530,552 and $83,565, respectively, to pay for general operating expenses. As of June 30, 2024, the total amount due to Mr. Savov is $632,297. The advance in non-interest bearing and due on demand.

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

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various classes of assets as follows between three and five years.

Long lived assets, including property and equipment, to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. Measurement of an impairment loss is based on the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Maintenance and repair expenses, as incurred, are charged to expense. Betterments and renewals are capitalized in plant and equipment accounts. Cost and accumulated depreciation applicable to items replaced or retired are eliminated from the related accounts with any gain or loss on the disposition included as income.

Adjustments for Consolidation and Elimination of Revaluation Reserve

In accordance with US GAAP requirements, the consolidated financial statements of Nika Pharmaceuticals, Inc. are prepared on a historical cost basis for property, plant, and equipment. Certain subsidiaries, which report under International Financial Reporting Standards (IFRS), apply the revaluation model to measure their property, plant, and equipment at fair value, with the resulting revaluation surplus recognized in equity as a revaluation reserve.

For the purposes of consolidation into the Group's US GAAP financial statements, any revaluation reserves recognized under IFRS are eliminated, and the affected assets are adjusted back to their historical cost basis in accordance with US GAAP. As a result, the revaluation reserve of $1,848,030, recorded in the standalone financial statements of the subsidiary, has been removed in the consolidated financial statements, and the related assets have been reported at their historical cost of $168,259. Additionally, any subsequent depreciation, amortization, or gains/losses on disposal of these assets are calculated based on the adjusted historical cost in compliance with US GAAP.

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

June 30,
2024
Land	$467,990
Buildings	2,955,328
Total	$3,423,319

NOTE 6 – COMMON STOCK

During the six months ended June 30, 2024, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1), the Company issued 142,429,500 shares of common stock of the 204,205,027 shares to be issued.

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

During the six months ended June 30, 2024, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1), the Company issued 5,000,000 shares of preferred stock.

NOTE 8 – COMMON CONTROL MERGERS

On February 12, 2024, the Company signed an Agreement and Plan of Merger (the “Merger”) with Nika BioTechnology, Inc. Pursuant to the Merger agreement Nika BioTechnology, Inc., (the Target company), was merged with and into the Company, the separate corporate existence of the Target shall cease, and the Company shall continue as the surviving consolidated entity. Nika BioTechnology, Inc., owned a 40% stake in Nika Europe, Ltd, which was transferred to the Company pursuant to the merger, increasing the Company’s ownership to 80%. The accounts and amounts included in the Company’s consolidated financial statements upon acquisition are as follows.

Cash	$322
Inventory	$17,007
Accruals	$(3,833)
Due to related parties	$(109,877)
Additional paid in capital	$(5,388,284)
Accumulated deficit	$5,464,629
General and administrative expenses	$20,036

NOTE 9 – OTHER EVENTS

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

On April 12, 2024, Nika Pharmaceuticals, Inc., through its subsidiary Nika Europe Ltd., acquired four technologies, three of which are for generic drugs and one for a dietary supplement. The technologies were purchased from Alliance for Intellectual Property in the Field of Pharmacy, Chemistry, and Biology (“AIPFPCB”) for a total price of 75,000 BGN (equivalent to around 42,491 USD) that was paid by Dimitar Slavchev Savov who is an officer and director of Nika Pharmaceuticals, Inc. and the general manager of Nika Europe, Ltd. With the trade names pending, the three technologies for drugs in tablet form are scientifically named as MENTHYL VALERATE 0.06g, METAMIZOLE SODIUM 500mg, VINPOCETINE 10mg, with the dietary supplement named as TRIBULUS TERRESTRIS HERBA EXTRACTUM SICCUM 250mg.

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

On April 29, 2024 pursuant to decision of the shareholders for in-kind contribution of factory building and land the capital of Nika Europe, Ltd. increased to 3,684,300 BGN (2,016,562) USD. Effective May 9, 2024 the Company acquired 100% of the share capital of Nika Pharmaceuticals, Ltd. as effect of this event the Company has a 99.99% controlling interest in Nika Europe, Ltd. and becomes the beneficial owner of a factory building and land valued at 3,683,800 BGN ($2,016,562) USD, situated in a strategic location in Sofia Province, which were originally purchased and renovated by Dimitar Savov at his own personal expense.

The accounts and amounts included in the Company’s consolidated financial statements upon acquisition are as follows.

Cash	$2,732
Accounts receivable	$196,394
Other receivables	$4,080
Accounts payable	$(4,638)
Due to related parties	$(427,133)
Additional paid in capital	$(2,791)
Accumulated deficit	$(49,212)
General and administrative expenses	$(39,210)

Effective May 6, 2024, the Company completed a voluntary symbol change from NKPH to NIKA, and will trade its common stock under NIKA from hereon.

NOTE 10 - SUBSEQUENT EVENTS

On August 18, 2024, based on recommendation of Clifford Redekop, officer and director, the board of directors found it in the Nika Pharmaceuticals Inc.’s best interest to cancel the acquisition of Nika Pharmaceuticals, Ltd., UIC: 175420503 that was made effective on May 9, 2024 and disclosed via Form 8-K on May 10, 2024. The procedure to return the 100% to Dimitar Slavchev Savov, who is an officer and director of Nika Pharmaceluticals, Inc. and general manager of Nika Pharmaceuticals, Ltd., was initiated on August 19, 2024 and was made effective on August 23, 2024, resulting in Nika Pharmaceuticals, Ltd. no longer being a wholly owned subsidiary of Nika Pharmaceuticals, Inc. As a result, Nika Pharmaceuticals, Inc. no longer practically owns 99.99% in Nika Europe, Ltd. and is no longer the beneficial owner of the factory building and land disclosed in the aforementioned Form 8-K dated May 10, 2024.

On August 21, 2024 Nika Pharmaceuticals, Inc.’s independent accountant Fruci & Associates II, PLLC tendered its resignation. The members of the board of directors have discussed the issue with the former independent accountant, and Nika Pharmaceuticals, Inc. has authorized the former independent accountant to respond fully to the inquiries of the successor accountant concerning historical data.

As a result, the accompanying financial statements have not been audited, reviewed, or compiled by an independent certified public accountant. The company is in the process of engaging a new auditor, and a review is expected to be completed by September 30, 2024.

On August 22, 2024, Nika Pharmaceuticals, Inc. terminated its engagement of its accounting firm, Rachel Boulds, CPA, as the Company discovered that the accounting firm no longer has the necessary expertise to prepare the Company’s quarterly and financial reports due to the increased complexity, to which Rachel Boulds admitted on August 15, 2024.

On September 10, 2024, Nika Pharmaceuticals, Inc. engaged Velikov Accounting Services LTD to prepare its quarterly and annual financial reports. The Company is glad that it has found a competent accounting firm that has the necessary expertise in both US GAAP and IFRS, which will allow it to cater to the Company’s international accounting needs.

On September 11, 2024, Nika Pharmaceuticals, Inc. signed a production agreement with Nika Europe, Ltd., under which Nika Europe will produce ITV-1 for an estimated framework price of $580 per set once the pharmaceuticals factory is completed. In this way, Nika Europe, Ltd. will organize and bear the costs of production for ITV-1, whilst Nika Pharmaceuiticals, Inc. will receive the same expected profit of around $1,120 per set that it has previously estimated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Unless the context indicates otherwise, as used in this Quarterly Report, the terms “Nika,” “we,” “us,” “our,” “our company” and “our business” refer to Nika Pharmaceuticals, Inc.., including its subsidiaries. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

On April 12, 2024, Nika Pharmaceuticals, Inc., through its subsidiary Nika Europe Ltd., acquired four technologies, three of which are for generic drugs and one for a dietary supplement. The technologies were purchased from Alliance for Intellectual Property in the Field of Pharmacy, Chemistry, and Biology (“AIPFPCB”) for a total price of 75,000 BGN (equivalent to around 42,491 USD) that was paid by Dimitar Slavchev Savov who is an officer and director of Nika Pharmaceuticals, Inc. and the general manager of Nika Europe, Ltd. With the trade names pending, the three technologies for drugs in tablet form are scientifically named as MENTHYL VALERATE 0.06g, METAMIZOLE SODIUM 500mg, VINPOCETINE 10mg, with the dietary supplement named as TRIBULUS TERRESTRIS HERBA EXTRACTUM SICCUM 250mg.

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

Effective April 29, 2024, Nika Pharmaceuticals, Ltd., a limited liability company registered in Bulgaria with UIC: 175420503, made a non-monetary in-kind contribution of a production building and land to the capital of Nika Europe, Ltd. The building and land were officially valued at 3,683,800 BGN ($2,016,562) USD by three independent valuators appointed by the Bulgarian Registry Agency. As a result, the capital of Nika Europe, Ltd. was increased to 3,684,300 BGN. At the time of the transaction, Dimitar Savov owned 100% of Nika Pharmaceuticals, Ltd. and was the company’s general manager.

Effective May 6, 2024, the Company completed a voluntary symbol change from NKPH to NIKA, and will trade its common stock under NIKA from hereon.

Effective May 9, 2024, Nika Pharmaceuticals, Inc. acquired 100% of Nika Pharmaceuticals, Ltd. The ownership was acquired from Dimitar Slavchev Savov for the nominal value of the capital of the company, 5,000 BGN. Simply put, with the May 9, 2024 acquisition of Nika Pharmaceuticals, Ltd., Nika Pharmaceuticals, Inc. now practically owns 99.99% in Nika Europe, Ltd. and becomes the beneficial owner of a factory building and land valued at 2,016,562 USD, situated in a strategic location in Sofia Province, which were originally purchased and renovated by Dimitar Savov at his own personal expense.

Results of Operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.

Revenue

The Company recognized its first revenue of $156 in the second quarter from the sale of our dietary supplements.

General and Administrative

General and Administrative (“G&A”) expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees, but have now increased for other costs incurred by our subsidiaries. For the three months ended June 30, 2024, G&A expenses were $39,999 compared to $21,001 during the three months ended June 30, 2023, an increase of $18,998. Much of the increase in G&A expense is due to Nika Europe.

Professional Fees

For the three months ended June 30, 2024, professional fees were $14,957 compared to $6,805 during the three months ended June 30, 2023, an increase of $8,152 or 119.8% . Professional fees consist mostly of legal, audit and accounting fees.

Net Loss

During the three months ended June 30, 2024, the Company incurred a net loss of $54,800, compared to a net loss of $27,806 during the three months ended June 30, 2023.

Results of Operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Revenue

The Company recognized its first revenue of $156 in the second quarter from the sale of our dietary supplements.

General and Administrative

General and Administrative (“G&A”) expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees, but have now increased for other costs incurred by our subsidiaries. For the six months ended June 30, 2024, G&A expenses were $52,094 compared to $21,871 during the six months ended June 30, 2023, an increase of $30,223. Much of the increase in G&A expense is due to Nika Europe.

Professional Fees

For the six months ended June 30, 2024, professional fees were $52,094 compared to $21,871 during the six months ended June 30, 2023, an increase of $30,223 or 138.19% . Professional fees consist mostly of legal, audit and accounting fees. In the current period we had an increase of legal fees of $14,595, audit fees of $11,457 and accounting fees of $3,500.

Net Loss

For the six months ended June 30, 2024, the Company incurred a net loss of $104,395, compared to a net loss of $47,376 during the six months ended June 30, 2023. In the current period $39,054 of the net loss was incurred by our subsidiaries.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $489,743 for the six months ended June 30, 2024, compared to $47,376 for the six months ended June 30, 2023. The increase in net cash used is due to the additional activity for the Nika Bio, Nika Europe and Nika Pharmaceuticals, Ltd.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2024 and 2023.

Financing Activities

During the six months ended June 30, 2024, we received $477,633 in loan proceeds from related parties. Compared to $57,565 in the prior period.

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

ITEM 4. CONTROLS AND PROCEDURES. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2024.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Nika Pharmaceuticals, Inc.

Date:September 18, 2024	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov, Chief Executive Officer,
Director