Form 10-Q/A
period 2024-06-30
NIKA PHARMACEUTICALS, INC
filed 2024-11-01
CIK 1145604

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

Yes ☐           No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at October 25, 2024 was 1,018,519,500.

Item 1. Consolidated Financial Statements

     NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$7,486	$19,596
Inventory	14,104	—
Accounts receivable	196,394	—
Other receivables	4,080	—
Total current assets	222,063	19,596

Property, plant, and equipment:
Property	$168,259	—
Total Property, plant, and equipment:	$168,259	$—
Total assets:	$390,323	$19,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and other liabilities	$4,637	$—
Due to related parties	$632,297	$101,745
Total Current Liabilities	$636,934	$101,745

Total Liabilities	$636,934	$101,745

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred Stock; par value $0.0001; 15,000,000 shares authorized; 15,000,000 and 10,000,000 shares issued and outstanding, respectively	1,500	1,000
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 1,018,519,500 and 876,090,000 shares issued and outstanding, respectively	101,852	87,609
Additional paid-in capital	8,606,040	3,229,489
Accumulated other comprehensive income	—	—
Accumulated deficit	(8,956,004)	(3,400,247)
Total Stockholders' Deficit	(246,611)	(82,149)
Total Liabilities and Stockholders' Deficit	$390,323	$19,596

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

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023
(Unaudited)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,400,247)	$—	$(82,149)
Common control merger	—	—	—	—	$5,388,284	(5,464,629)	—	(76,345)
Net loss	—	—	—	—	—	(65,988)	—	(65,988)
Balance, March 31, 2024	10,000,000	1,000	876,090,000	87,609	8,617,773	(8,930,864)	—	(225,482)
Common control merger	5,000,000	500	142,429,500	14,242	(11,733)	88,885	—	91,395
Net loss	—	—	—	—	—	(114,025)	—	(114,025)
Balance, June 30, 2024	15,000,000	$1,500	1,018,519,500	$101,851	$8,606,040	$(8,956,004)	$—	$(246,611)

							Other	Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Deficit
Balance, December 31, 2022	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,335,414)	$—	$(17,316)
Net loss	—	—	—	—	—	(19,570)	—	(19,570)
Balance, March 31, 2023	10,000,000	1,000	876,090,000	87,609	3,229,489	(3,354,984)	—	(36,886)
Net loss	—	—	—	—	—	(27,806)	—	(27,806)
Balance, June 30, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,382,790)	$—	$(64,692)

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

NIKA PHARMACEUTICALS, INC.
NOTES TO AUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying audited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These audited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

NOTE 3 - GOING CONCERN

As reflected in the audited consolidated financial statements, the Company has an accumulated deficit of $8,956,004 as of June 30, 2024 and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Property and equipment stated at cost, less accumulated depreciation consisted of the following:

June 30,
2024
Buildings	168,259
Total	$168,259

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

NOTE 8 – COMMON CONTROL MERGER

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

NOTE 10 - SUBSEQUENT EVENTS

On August 18, 2024, based on recommendation of Clifford Redekop, officer and director, the board of directors found it in the Nika Pharmaceuticals Inc.’s best interest to cancel the acquisition of Nika Pharmaceuticals, Ltd., UIC: 175420503 that was made effective on May 9, 2024 and disclosed via Form 8-K on May 10, 2024. The procedure to return the 100% to Dimitar Slavchev Savov, who is an officer and director of Nika Pharmaceuticals Inc. and general manager of Nika Pharmaceuticals, Ltd., was initiated on August 19, 2024 and was made effective on August 23, 2024, resulting in Nika Pharmaceuticals, Ltd. no longer being a wholly owned subsidiary of Nika Pharmaceuticals, Inc. As a result, Nika Pharmaceuticals, Inc. no longer practically owns 99.99% in Nika Europe, Ltd. and is no longer the beneficial owner of the factory building and land disclosed in the aforementioned Form 8-K dated May 10, 2024.

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

On September 11, 2024, Nika Pharmaceuticals, Inc. signed a production agreement with Nika Europe, Ltd., under which Nika Europe will produce ITV-1 for an estimated framework price of $580 per set once the pharmaceuticals factory is completed. In this way, Nika Europe, Ltd. will organize and bear the costs of production for ITV-1, whilst Nika Pharmaceuticals, Inc. will receive the same expected profit of around $1,120 per set that it has previously estimated.

On September 23, 2024, Nika Pharmaceuticals, Inc. engaged the firm of OLAYINKA OYEBOLA & CO (Chartered Accountants) to serve as the independent accountant to audit the company’s financial statements. As a result, the accompanying financial statements have been reviewed, for which reason the Company files this amendment.

On October 2, 2024, Nika Pharmaceuticals, Inc. made a discovery, which led it to consider that it is in the best interest not to continue its engagement of independent accountant OLAYINKA OYEBOLA & CO (Chartered Accountants). No services had been performed by OLAYINKA OYEBOLA & CO (Chartered Accountants) prior to the termination of the engagement on October 2, 2024.

On October 5, 2024, Nika Pharmaceuticals, Inc. engaged the firm of Boladale Lawal & Co (Chartered Accountants) to serve as the independent accountant to audit the company’s financial statements.

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

Professional Fees

For the six months ended June 30, 2024, professional fees were $52,457 compared to $25,505 during the six months ended June 30, 2023, an increase of $26,952 or 106%. Professional fees consist mostly of legal, audit and accounting fees.

Net Loss

For the six months ended June 30, 2024, the Company incurred a net loss of $104,395, compared to a net loss of $47,376 during the six months ended June 30, 2023.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $523,066 for the six months ended June 30, 2024, compared to $47,376 for the six months ended June 30, 2023. The increase in net cash used is due to the additional activity for the Nika Bio, Nika Europe and Nika Pharmaceuticals, Ltd.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2024 and 2023.

Financing Activities

During the six months ended June 30, 2024, we received $530,552 in loan proceeds from related parties. Compared to $57,565 in the prior period.

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

Nika Pharmaceuticals, Inc.

Date: October 31, 2024	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov, Chief Executive Officer,
Director