Form 10-Q
period 2024-09-30
NIKA PHARMACEUTICALS, INC
filed 2024-11-12
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024____________________________________________________________________________

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

Yes ☐           No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at November 11, 2024 was 1,018,519,500.

Item 1. Consolidated Financial Statements

     NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	December 31, 2023
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$1,386	$19,596
Total current assets	1,386	19,596

Total assets:	$1,386	$19,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to related parties	$210,164	$101,745
Total Current Liabilities	$210,164	$101,745

Total Liabilities	$210,164	$101,745

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred Stock; par value $0.0001; 15,000,000 shares authorized; 15,000,000 and 10,000,000 shares issued and outstanding, respectively	1,500	1,000
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 1,018,519,500 and 876,090,000 shares issued and outstanding, respectively	101,852	87,609
Additional paid-in capital	8,603,030	3,229,489
Accumulated other comprehensive income	—	—
Accumulated deficit	(8,915,160)	(3,400,247)
Total Stockholders' Deficit	(208,778)	(82,149)
Total Liabilities and Stockholders' Deficit	$1,386	$19,596

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	$6,302	$10,143	$28,816	$57,519
Professional fees	2,065	—	54,523	—
Total operating expenses	8,367	10,143	83,339	57,519

Loss from operations	(8,367)	(10,143)	(83,339)	(57,519)

Loss before provision for income taxes	(8,367)	(10,143)	(83,339)	(57,519)
Provision for income taxes	—	—	—	—

Net Loss	$(8,367)	$(10,143)	$(83,339)	$(57,519)

Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—

Comprehensive Loss	$(8,367)	$(10,143)	$(83,339)	$(57,519)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,018,519,500	876,090,000	1,018,519,500	876,090,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(Unaudited)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,400,247)	$—	$(82,149)
Common control merger	—	—	—	—	$5,388,284	(5,464,629)	—	(76,345)
Net loss for the period ended	—	—	—	—	—	(65,988)	—	(65,988)
Balance, March 31, 2024	10,000,000	1,000	876,090,000	87,609	8,617,773	(8,930,864)	—	(224,482)
Common control merger	5,000,000	500	142,429,500	14,242	(14,743)	43,462	—	43,461
Net loss for the period ended	—	—	—	—	—	(19,390)	—	(19,390)
Balance, June 30, 2024	15,000,000	$1,500	1,018,519,500	$101,851	$8,603,030	$(8,906,792)	$—	$(200,411)
Net loss for the period ended	—	—	—	—	—	(8,367)	—	(8,367)
Balance, September 30, 2024	15,000,000	1,500	1,018,519,500	101,851	8,603,030	(8,915,159)	—	(208,778)

							Other	Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Deficit
Balance, December 31, 2022	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,335,414)	—	$(17,316)
Net loss for the period ended	—	—	—	—	—	(19,570)	—	(19,570)
Balance, March 31, 2023	10,000,000	1,000	876,090,000	87,609	3,229,489	(3,354,984)	—	(36,886)
Net loss for the period ended	—	—	—	—	—	(27,806)	—	(27,806)
Balance, June 30, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,382,790)	—	$(64,692)
Net loss for the period ended	—	—	—	—	—	(10,143)	—	(10,143)
Balance, September 30, 2023	10,000,000	1,000	876,090,000	87,609	3,229,489	(3,392,933)	—	(74,835)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net Loss	$(83,339)	$(57,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Common control merger	(43,290)	—
Net cash used in operating activities	(126,629)	(57,519)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loans from related parties	108,419	67,565
Net cash provided by financing activities	108,419	67,565

Net change in cash	(18,210)	10,046

Cash, beginning of period	19,596	864

Cash, end of period	$1,386	$10,910

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2024

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

Common Control Mergers

On February 12, 2024, the Company signed an Agreement and Plan of Merger (the “Merger”) with Nika BioTechnology, Inc. (OTCMKTS: NIKA). Pursuant to the Merger agreement Nika BioTechnology, Inc., (the Target company), was merged with and into the Company, the separate corporate existence of the Target shall cease, and the Company shall continue as the surviving consolidated entity. Nika BioTechnology, Inc., owned a 40% stake in Nika Europe, Ltd, which was transferred to the Company pursuant to the merger terms effective April 12, 2024. Given that on October 11, 2022, the Company acquired a 40% stake in Nika Europe, Ltd., as of April 12, 2024, the Company has an 80% controlling interest in Nike Europe. On April 29, 2024 pursuant to decision of the shareholders for in-kind contribution of factory building and land the capital of Nika Europe, Ltd. increased to 3,684,300 BGN (2,016,562) USD. Effective May 16, 2024 the Company acquired 100% of the share capital of Nika Pharmaceuticals, Ltd. as effect of this event the Company has a 99.99% controlling intereset in Nika Europe, Ltd. The Company will issue the target 204,205,027 shares of common stock and 5,000,000 shares of Preferred stock in exchange for all of the issued and outstanding shares of both the preferred and common stock of the Target company.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six months ended September 30, 2024.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had no cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Centennial Ventures, Inc. There has been no activity in Centennial Ventures, Inc. as of September 30, 2024.

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

Net Income (Loss)Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock including all potentially outstanding shares of common stock during the period, unless the effect is anti-dilutive. There are no potentially dilutive shares as of September 30, 2024 or 2023.

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $8,915,159 as of September 30, 2024 and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period September 30, 2024 and December 31, 2023, Dimitar Slavchev Savov, CEO, advanced the Company $103,419 and $83,565, respectively, to pay for general operating expenses. As of September 30, 2024, the total amount due to Mr. Savov is $205,164. The advance in non-interest bearing and due on demand. On July 5, 2024, Nika Pharmaceuticals, Ltd., which at the time was wholly owned by Nika Pharmaceuticals, Inc., wire transferred $5,000 to Nika Pharmaceuticals Inc. that were received on July 9, 2024 to pay for general operating expenses. As of September 30, 2024, the total amount due to Nika Pharmaceuticals Ltd. is $5,000.

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

NOTE 5 – COMMON STOCK

During the nine months ended September 30, 2024, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1), the Company issued 142,429,500 shares of common stock of the 204,205,027 shares to be issued.

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

During the nine months ended September 30, 2024, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1), the Company issued 5,000,000 shares of preferred stock.

NOTE 7 – COMMON CONTROL MERGER

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

On April 29, 2024 pursuant to decision of the shareholders for in-kind contribution of factory building and land the capital of Nika Europe, Ltd. increased to 3,684,300 BGN (2,016,562) USD. Effective May 9, 2024 the Company acquired 100% of the share capital ot Nika Pharmaceuticals, Ltd. as effect of this event the Company has a 99.99% controlling interest in Nika Europe, Ltd. and becomes the beneficial owner of a factory building and land valued at 3,683,800 BGN ($2,016,562) USD, situated in a strategic location in Sofia Province, which were originally purchased and renovated by Dimitar Savov at his own personal expense.

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

NOTE 10 - SUBSEQUENT EVENTS

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

Results of Operations for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.

General and Administrative

General and Administrative (“G&A”) expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees, but have now increased for other costs incurred by our subsidiaries. For the three months ended September 30, 2024, G&A expenses were $6,302 compared to $10,143 during the three months ended September 30, 2023.

Professional Fees

For the three months ended September 30, 2024, professional fees were $2,065 compared to $0 during the three months ended September 30, 2023, an increase of $2,065. Professional fees consist mostly of legal, audit and accounting fees.

Net Loss

During the three months ended September 30, 2024, the Company incurred a net loss of $8,367, compared to a net loss of $10,143 during the three months ended September 30, 2023.

Results of Operations for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

General and Administrative

General and Administrative (“G&A”) expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit and accounting expense and filing fees, but have now increased for other costs incurred by our subsidiaries. For the nine months ended September 30, 2024, G&A expenses were $28,816 compared to $57,519 during the nine months ended September 30, 2023.

Professional Fees

For the nine months ended September 30, 2024, professional fees were $54,523 compared to $0 during the nine months ended September 30, 2023. Professional fees consist mostly of legal, audit and accounting fees.

Net Loss

For the nine months ended September 30, 2024, the Company incurred a net loss of $83,339, compared to a net loss of $57,519 during the nine months ended September 30, 2023.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $(126,629) for the nine months ended September 30, 2024, compared to $(57,519) for the nine months ended September 30, 2023.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2024 and 2023.

Financing Activities

During the nine months ended September 30, 2024, we received $108,419 in loan proceeds from related parties. Compared to $67,565 in the prior period.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2024.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Nika Pharmaceuticals, Inc.

Date: November 12, 2024	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov, Chief Executive Officer,
Director