Form 10-K
period 2024-12-31
NIKA PHARMACEUTICALS, INC
filed 2025-03-31
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

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
Yes ☐         No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter. N/A

As of December 9, 2024, Company’s common stock is listed on OTCQB under the symbol NIKA.

As of December 31, 2024, there were 1,021,674,500 shares of the issuer’s common stock outstanding.

As of March 10, 2025, the total outstanding common stock are 1,026,371,000.

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

On December 9, 2024, the Company’s common stock was uplisted to OTCQB where it is currently trading.

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

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period. We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1.07 billion or more in annual gross revenues; (ii) the end of fiscal year 2025; (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter.

ITEM 1A, RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

The Company does not have any processes for identifying and managing material risks from cybersecurity threats. The Company considers that at the current stages of its development and information systems there are no risks of cybersecurity incidents that have materially affected and are reasonably likely to materially affect the company, including its business strategy, results of operations, or financial condition.

Because the Company is not reasonably likely to be materially affected by cybersecurity threats at the current stages of its development, there are no particular director’s oversight of risks from cybersecurity threats and management does not have an active role in assessing and managing the Company’s material risks from cybersecurity threats.

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

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol NIKA on the The Venture Market (f/k/a OTCQB) published by OTC Markets Group, Inc. (“OTCQB”).

Common Stock

There are 2,700,000,000 shares of Common Stock, $0.0001 par value, authorized, with 1,021,674,500 shares issued and outstanding. The holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

Preferred Stock

We have 15,000,000 shares of Preferred Stock, $0.0001 par value, authorized of which 15,000,000 are issued and outstanding. Each outstanding share of the series of Preferred Stock shall be entitled to one thousand (1,000) votes on each matter submitted to a vote. Shares of Preferred Stock shall, with respect to dividend rights, rights on redemption and rights on liquidation, winding up and dissolution, rank pari passu with all classes of Common Stock.

Security Holders

At March 10, 2025 there were approximately 74 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 N Dallas Parkway, Suite 380, Plano, Texas 75093. Their telephone number is 469-633-0101.

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

Recent Issuance of Unregistered Securities

During the year ended December 31, 2024, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1), the Company issued 145,584,500 shares of common stock of the 204,205,027 shares to be issued.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31, 2024 and 2023 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report.

Results of Operations for the Year Ended December 31, 2024 compared to the Year Ended December 31, 2023

General and Administrative

General and Administrative ("G&A") expenses have primarily consisted of costs related to transfer agent fees, website maintenance expenses, and fees. For the years ended December 31, 2024 and 2023 we had ("G&A") expense of $35,174 and $64,833. A decrease of $29,659 or 45.74%.

Professional fees

Professional fees expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit, legal and accounting expense and filing fees. For the years ended December 31, 2024 we had expense of $60,618 and $0 for 2023.

Net Loss

During the year ended December 31, 2024, the Company incurred a net loss of $95,792, compared to a net loss of $64,833 during the year ended December 31, 2023.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $139,081 during the year ended December 31, 2024, compared with $64,833 used in operating activities during the year ended December 31, 2023.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2024 and 2023.

Financing Activities

During the year ended December 31, 2024, we received $137,419 in loan proceeds from a related party. During the year ended December 31, 2023, we received $83,565 in loan proceeds from related parties.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Going Concern

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a "going concern" opinion. As of December 31, 2024, we had an accumulated deficit of $8,927,612 and a net loss of $95,792 for the year ended December 31, 2024.

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

NIKA PHARMACEUTICALS, INC.
TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
NIKA PHARMACEUTICALS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nika Pharmaceuticals, Inc (the ‘Company’) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ (deficit) and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(8,927,612), net loss of $(95,792) and a negative working capital of $(221,230). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 3 to the consolidated financial statements, the Company has significant operating losses and a working capital deficiency. Furthermore, the company have not generated revenue to cover operating cost. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The procedures performed to address the matter included.

(i)	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
(ii)

We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

(iii)	We assessed the possibility of raising additional debt or credit,
(iv)	We evaluated the completeness and accuracy of disclosures in the financial statements.

/s/ Boladale Lawal
BOLADALE LAWAL & CO.
(Chartered Accountants)
(PCAOB ID 6993)
Lagos, Nigeria

We have served as the Company’s auditor since 2024.

March 27, 2025

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

Spokane, Washington
March 28, 2025

     NIKA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$2,083	$19,596
Prepaid expenses	15,851	—
Total current assets	17,934	19,596
Total Assets	$17,934	$19,596

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to related party	$239,164	$101,745
Total Current Liabilities	239,164	101,745

Total Liabilities	239,164	101,745

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred Stock; par value $0.0001; 15,000,000 shares authorized; 15,000,000 and 10,000,000 shares issued and outstanding, respectively	1,500	1,000
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 1,018,519,500 and 876,090,000 shares issued and outstanding, respectively	102,168	87,609
Additional paid-in capital	8,602,714	3,229,489
Accumulated deficit	(8,927,612)	(3,400,247)
Total Stockholders' Deficit	(221,230)	(82,149)
Total Liabilities and Stockholders' Deficit	$17,934	$19,596

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2024	2023
Operating Expenses:
General and administrative	$35,174	$64,833
Professional fees	60,618	—
Total operating expenses	95,792	64,833

Loss from operations	(95,792)	(64,833)

Loss before provision for income taxes	(95,792)	(64,833)
Provision for income taxes	—	—

Net Loss	$(95,792)	$(64,833)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,021,674,500	876,090,000

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2022	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,335,414)	$(17,316)
Net loss	—	—	—	—	—	(64,833)	(64,833)
Balance, December 31, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,400,247)	$(82,149)
Common control merger	5,000,000	500	145,584,500	14,558	5,373,225	(5,431,573)	(43,289)
Net loss	—	—	—	—	—	(95,792)	(95,792)
Balance, December 31, 2024	15,000,000	$1,500	1,021,674,500	$102,167	$8,602,714	$(8,927,612)	$(221,230)

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net Loss	$(95,792)	$(64,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Common control merger	(43,289)	—

Net cash used in operating activities	(139,081)	(64,833)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loans from related party	137,419	83,565
Net cash provided by financing activities	137,419	83,565

Net change in cash	(17,513)	18,732

Cash, beginning of year	19,596	864

Cash, end of year	$2,083	$19,596

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosure of non-cash investing and financing activity:
Forgiveness of related party debt	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

On December 9, 2024, the Company’s common stock was uplisted to OTCQB where it is currently trading.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2024 and 2023, the Company had no cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Centennial Ventures, Inc. There has been no activity in either subsidiary as of December 31, 2024.

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

Net Income (Loss)Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock including all potentially outstanding shares of common stock during the period, unless the effect is anti-dilutive. There are no potentially dilutive shares as of December 31, 2024 or 2023.

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

Prepaid Expenses

The Company records payments made in advance for goods and services as prepaid expenses in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 340, "Other Assets and Deferred Costs." Prepaid expenses primarily consist of payments for website services and fees, which provide future economic benefits.

Prepaid expenses are initially recorded at cost and amortized over the applicable benefit period on a straight-line basis. The amortization of prepaid expenses is recognized as an expense in the statement of operations over the period in which the related benefits are realized.

The Company evaluates prepaid expenses for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If an impairment is identified, the carrying value of the prepaid expense is adjusted accordingly.

Significant judgments and estimates may be involved in determining the amortization period, particularly when contracts do not explicitly define the service period. The Company reassesses its prepaid balances periodically to ensure proper matching of expenses with the periods benefited.

NOTE 3 - GOING CONCERN

As reflected in the consolidated financial statements, the Company has an accumulated deficit of $8,927,612 as of December 31, 2024, has no current operations and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2024 and 2023, Dimitar Slavchev Savov, CEO, advanced the Company $103,419 and $83,565, respectively, to pay for general operating expenses. As of December 31, 2024, the total amount due to Mr. Savov is $205,164. The advance in non-interest bearing and due on demand.

During the year ended December 31, 2024, Nika Pharmaceuticals LTD, advanced the Company $34,000, to pay for general operating expenses. Nika Pharmaceuticals LTD is incorporated in Bulgaria with UIC: 175420503 and is wholly-owned and managed by CEO Dimitar Slavchev Savov. As of December 31, 2024, the total amount due to Nika Pharmaceuticals LTD is $34,000. The advance in non-interest bearing and due on demand.

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

NOTE 5 - COMMON STOCK

During the year ended December 31, 2024, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1), the Company issued 145,584,500 shares of common stock of the 204,205,027 shares to be issued.

NOTE 6 – PREFERRED STOCK

On March 4, 2024, the Company amended its Articles of Incorporation, in which the authorized Preferred Stock was increased to 15,000,000 pursuant to the approved by the BOD and shareholders Plan and Merger Agreement.

As of December 31, 2024, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1), the Company issued 5,000,000 shares of preferred stock. Currently, there are 15,000,000 Preferred Stock issued and outstanding.

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

NOTE 8 – OTHER EVENTS

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

On December 9, 2024, Nika Pharmaceuticals, Inc.’s common stock was uplisted to OTCQB where it is currently trading.

NOTE 9 – INCOME TAX

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

The provision for Federal income tax consists of the following December 31:

	2024	2023
Federal income tax benefit attributable to:
Current Operations	$(23,445)	$(14,000)
Less: change in valuation allowance	23,445	14,000
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2024	2023
Deferred tax asset attributable to:
Net operating loss carryover	$(1,878,127)	$(714,000)
Less: valuation allowance	1,878,127	714,000
Net deferred tax asset	$—	$—

At December 31, 2024, the Company had net operating loss carry forwards of approximately $1,878,127 maybe offset against future taxable income. No tax benefit has been reported in the December 31, 2024 or 2023 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2024, the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 10 - SUBSEQUENT EVENTS

Management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has no material subsequent events to disclose in these consolidated financial statements other than the following.

In February 2025, 4,696,500 common stock issued pursuant to the terms of the Merger with Nika BioTechnology, Inc.; (150,281,000 out of 204,205,027). As of March 10, 2025, the total outstanding common stock are 1,026,371,000.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2024. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2024, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15 (f) and 15d- 15 (f) under the Exchange Act, for the Company.

Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) .

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, and concluded that it is not effective because of the material weakness described below:

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

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024 there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of Officers and Directors

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Positions Held	Since
Dimitar Slavchev Savov	67	President, CEO, CFO, Director	April 1, 2022

Clifford Redekop	76	Secretary& Director	April 1, 2022

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

ITEM 11, EXECUTIVE COMPENSATION

Summary Compensation Table

							Change in
						Non-	Pensions
						Equity	Value and
						Incentive	Nonqualifie
						Plan	d Deferred	All
Name and				Stock	Option	Compen	Compensati	Other
Principal		Salary	Bonus	Awards	Awards	sation	on Earnings	Compens	Total
Position	Year	($)	($)	($)	($)	($)	($)	ation ($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dimitar
Slavchev	2024	—	—	—	—	—	—	—	—
Savov (CEO,
Director)	2023	—	—	—	—	—	—	—	—

Clifford
Redekop	2024	—	—	—	—	—	—	—	—
(corporate
secretary)	2023	—	—	—	—	—	—	—	—

No officer or director of the Company has received any compensation in 2024 or 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2024, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 1,021,674,500 shares outstanding on December 31, 2024.

			Shares of	Percent of
		Percent of	Series A	Series A	Number of	Percent of
	Shares of	Common	Preferred	Preferred	Voting	Voting
	Common	Stock	Stock	Stock	Shares	Shares
	Stock Beneficially	Beneficially	Beneficially Beneficially		Beneficially	Beneficially
Name of Beneficial Owner	Owned**	Owned(1)**	Owned	Owned**	Owned**	Owned(1)**
5% Beneficial Owners
ACFT LLC	150,000,000	14.68%	—	—	—	—
Mariya S Radivoeva	94,500,000	9.25%	—	—	—	—
Noble Investment Corp	154,500,000	15.12%	—	—	—	—
Kubrat Radivoev	75,000,000	7.34%	—	—	—	—
Directors and Officers
Dimitar Slavchev Savov	457,739,500	44.80%	15,000,000	100%	150,000,000	51.87%
Clifford Redekop	—	—	—	—	—	—
**	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.
(1)	Percentage of voting stock is based on 1,021,674,500 shares of our common stock and 15,000,000 shares of Series A Preferred Stock outstanding on December 31, 2024.

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

During the year ended December 31, 2024 and 2023, Dimitar Slavchev Savov, CEO, advanced the Company $103,419 and $83,565, respectively, to pay for general operating expenses. As of December 31, 2024, the total amount due to Mr. Savov is $205,164. The advance in non-interest bearing and due on demand.

During the year ended December 31, 2024, Nika Pharmaceuticals LTD, advanced the Company $34,000, to pay for general operating expenses. As of December 31, 2024, the total amount due to Nika Pharmaceuticals LTD is $34,000. The advance in non-interest bearing and due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following table presents the aggregate fees billed for each of the last two fiscal years in connection with the audit of our consolidated financial statements and other professional services rendered by this accounting firm.

	2024	2023
Audit fees	$4,000	$—
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$4,000	$—

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

Nika Pharmaceuticals, Inc.

Date: March 31, 2025	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov
Chief Executive Officer, Director

Date: March 31, 2025	By:	/s/ Clifford Redekop
Clifford Redekop
Director