Form 10-Q
period 2025-09-30
NIKA PHARMACEUTICALS, INC
filed 2025-11-07
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period:______________________________________________________________________________

Commission File No.: 000-56234_________________________________________________________________________

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

Indicate by check mark whether the registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐          No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at November 7, 2025 was 1,039,836,001.

Item 1. Consolidated Financial Statements

     NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

______________________________________________________________________________________________

	September 30, 2025	December 31, 2024
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$6,287	$2,083
Prepaid expenses	17,338	15,851
Total current assets	23,625	17,934

Total assets:	$23,625	$17,934

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to related parties	$284,164	$239,164
Total Current Liabilities	$284,164	$239,164

Total Liabilities	$284,164	$239,164

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred Stock; par value $0.0001; 15,000,000 shares authorized; 15,000,000 and 10,000,000 shares issued and outstanding, respectively	1,500	1,500
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 1,039,836,001 and 876,090,000 shares issued and outstanding, respectively	103,964	102,168
Additional paid-in capital	8,600,917	8,602,714
Accumulated other comprehensive income	—	—
Accumulated deficit	(8,966,920)	(8,927,612)
Total Stockholders' Deficit	(260,539)	(221,230)
Total Liabilities and Stockholders' Deficit	$23,625	$17,934

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

________________________________________________________________________________________________

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	$3,901	$6,302	$20,003	$28,817
Professional fees	4,081	2,065	19,307	54,523
Total operating expenses	7,982	8,367	39,309	83,340

Loss from operations	(7,999)	(8,367)	(39,309)	(83,340)

Loss before provision for income taxes	(7,999)	(8,367)	(39,309)	(83,340)
Provision for income taxes	—	—	—	—

Net Loss	$(7,999)	$(8,367)	$(39,309)	$(83,340)

Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—

Comprehensive Loss	$(7,999)	$(8,367)	$(39,309)	$(83,340)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,039,836,001	1,018,519,500	1,039,636,001	1,018,519,500

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
(Unaudited)
______________________________________________________________________________________________

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2024	15,000,000	$1,500	1,021,674,500	$102,167	$8,602,714	$(8,927,612)	$—	$(221,230)
Common control merger	—	—	4,696,500	470	(470)	—	—	—
Net loss for the period ended	—	—	—	—	—	(12,945)	—	(12,945)
Balance, March 31, 2025	15,000,000	1,500	1,026,371,000	102,637	8,602,244	(8,940,557)	—	(234,176)
Common control merger	—	—	35,001	4	(4)	—	—	—
Net loss for the period ended	—	—	—	—	—	(18,381)	—	(18,381)
Balance, June 30, 2025	15,000,000	1,500	1,026,406,001	102,641	8,602,240	(8,958,938)	—	(252,557)
Common control merger	—	—	13,230,000	1,323	(1,323)	—		—
Net loss for the period ended	—	—	—	—	—	(7,982)	—	(7,982)
Balance, September 30, 2025	15,000,000	1,500	1,039,836,001	103,964	8,600,917	(8,966,920)	—	(260,539)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,400,247)	$—	$(82,149)
Common control merger	—	—	—	—	$5,388,284	(5,464,629)	—	(76,345)
Net loss for the period ended	—	—	—	—	—	(65,988)	—	(65,988)
Balance, March 31, 2024	10,000,000	1,000	876,090,000	87,609	8,617,773	(8,930,864)	—	(224,482)
Common control merger	5,000,000	500	142,429,500	14,242	(14,743)	43,462	—	43,461
Net loss for the period ended	—	—	—	—	—	(19,390)	—	(19,390)
Balance, June 30, 2024	15,000,000	$1,500	1,018,519,500	$101,851	$8,603,030	$(8,906,792)	$—	$(200,411)
Net loss for the period ended	—	—	—	—	—	(8,367)	—	(8,367)
Balance, September 30, 2024	15,000,000	1,500	1,018,519,500	101,851	8,603,030	(8,915,159)	—	(208,778)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
____________________________________________________________________________________________________________________________________________________________________________________________

	For the Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net Loss	$(39,309)	$(83,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in prepaid expenses	(1,487)	—
Common control merger	—	(43,290)
Net cash used in operating activities	(40,796)	(126,629)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loans from related parties	45,000	108,419
Net cash provided by financing activities	45,000	108,419

Net change in cash	4,204	(18,210)

Cash, beginning of period	2,083	19,596

Cash, end of period	$6,287	$1,386

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2025.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had no cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Centennial Ventures, Inc. There has been no activity in Centennial Ventures, Inc. as of September 30, 2025

Fair Value of Financial Instruments

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

Net Income (Loss)Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock including all potentially outstanding shares of common stock during the period, unless the effect is anti-dilutive. There are no potentially dilutive shares as of September 30, 2025 or 2024.

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $8,966,920 as of September 30, 2025 and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period September 30, 2025, Nika Europe, Ltd., advanced the Company $45,000 to pay for general operating expenses. Nika Europe LTD is incorporated in Bulgaria with UIC: 206925008, the ownership of the company is divided by CEO Dimitar Slavchev Savov, Nika Pharmaceuticals, Inc. and Nika Pharmaceuticals Ltd. Dimitar Savov and Nika Pharmaceuticals, Inc. are holding below 1% of the shares of the company. Dimitar Savov is the general manager of Nika Europe. As of September 30, 2025, the total amount due to Nika Europe is $45,000. The advance in non-interest bearing and due on demand.

During the year ended December 31, 2024 Dimitar Slavchev Savov, CEO, advanced the Company to pay for general operating expenses. As of September 30, 2025, the total amount due to Mr. Savov is $205,164. The advance in non-interest bearing and due on demand.

During the year ended December 31, 2024, Nika Pharmaceuticals LTD, advanced the Company $34,000, to pay for general operating expenses. Nika Pharmaceuticals LTD is incorporated in Bulgaria with UIC: 175420503 and is wholly-owned and managed by CEO Dimitar Slavchev Savov. As of September 30, 2025, the total amount due to Nika Pharmaceuticals LTD is $34,000. The advance in non-interest bearing and due on demand.

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

NOTE 5 – COMMON STOCK

During the three months ended September 30, 2025, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1), the Company issued 13,230,000 shares of common stock of the 204,205,027 shares to be issued.

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

The accounts and amounts included in the Company’s consolidated financial statements upon acquisition are as follows.

Cash	$ 2,732
Accounts receivable	$ 196,394
Other receivables	$ 4,080
Accounts payable	$ (4,638)
Due to related parties	$ (427,133)
Additional paid in capital	$ (2,791)
Accumulated deficit	$ (49,212)
General and administrative expenses	$ (39,210)

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

Results of Operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

General and Administrative

General and Administrative (“G&A”) expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company. For the three months ended September 30, 2025, G&A expenses were $3,901 compared to $6,302 during the three months ended September 30, 2024.

Professional Fees

For the three months ended September 30, 2025, professional fees were $4,081 compared to $2,065 during the three months ended September 30, 2024, an increase of $2,016. Professional fees consist mostly of legal, audit and accounting fees.

Net Loss

During the three months ended September 30, 2025, the Company incurred a net loss of $7,999, compared to a net loss of $8,367 during the three months ended September 30, 2024.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $40,796 for the nine months ended September 30, 2025, compared to $ 126,629 for the nine months ended September 30, 2024.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2025 and 2024.

Financing Activities

During the nine months ended September 30, 2025, we received $45,000 in loan proceeds from related parties. Compared to $108,419 in the prior period.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2025.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Nika Pharmaceuticals, Inc.

Date: November 7, 2025	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov, Chief Executive Officer,
Director