Form 10-K
period 2025-12-31
NIKA PHARMACEUTICALS, INC
filed 2026-03-25
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year Ended December 31, 2025

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
Yes ☐         No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates on the last business day of the registrant’s most recently completed second fiscal quarter. N/A

Since December 9, 2024, Company’s common stock is listed on OTCQB under the symbol NIKA.

As of December 31, 2025, there were 1,047,549,224 shares of the issuer’s common stock outstanding.

As of March 9, 2026, the total outstanding common stock are 1,047,549,224

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY AND INSIDER TRADING POLICIES AND PROCEDURES

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

Pursuant to Item 408(a) of Regulation S-K, the Company is required to disclose whether it has adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of the Company's securities by its directors, officers, and employees.

Insider Trading Policy

As of December 31, 2025, the Company has not adopted formal written insider trading policies and procedures governing the purchase, sale, and other dispositions of its securities.

The Company currently operates with two executive officers, Mr. Dimitar Slavchev Savov, who serves as both Chief Executive Officer and Chief Financial Officer, and Mr. Clifford P. Redekop who serves as Corporate Secretary. Given this organizational structure and the Company's early stage of development, the Company has relied on the general requirement that all directors, officers, and employees comply with applicable federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, which prohibit trading on the basis of material non-public information.

The Company recognizes that as it continues to grow and expand its operations and personnel, the adoption of formal written insider trading policies and procedures will become appropriate and necessary to provide clear guidance regarding trading restrictions, blackout periods, pre-clearance requirements, and disclosure obligations.

Rule 10b5-1 Trading Arrangements

During the fiscal year ended December 31, 2025, no director or officer of the Company:

Adopted any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K); or

Terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

As of December 31, 2025, no director or officer of the Company has any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement in effect.

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

Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol NIKA on the The Venture Market (f/k/a OTCQB) published by OTC Markets Group, Inc. (“OTCQB”).

Common Stock

There are 2,700,000,000 shares of Common Stock, $0.0001 par value, authorized, with 1,047,549,224 shares issued and outstanding. The holders of Common Stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. The holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

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

Security Holders

As of February 2, 2026, there were approximately 92 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name. The transfer agent and registrar for our common stock is Securities Transfer Corporation, 2901 N Dallas Parkway, Suite 380, Plano, Texas 75093. Their telephone number is 469-633-0101.

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

Recent Issuance of Unregistered Securities

During the year ended December 31, 2025, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1), the Company issued 17,961,501 shares of common stock of the 204,205,027 shares to be issued.

On October 31, 2025, pursuant to a Services Agreement with AJO Capital Inc., the Company issued 200,000 shares of common stock as consideration for services outlined in the agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our consolidated financial condition and results of operations for years ended December 31, 2025 and 2024 should be read in conjunction with the consolidated financial statements and notes related thereto included elsewhere in this report.

Results of Operations for the Year Ended December 31, 2025 compared to the Year Ended December 31, 2024

General and Administrative

General and Administrative (“G&A”) expenses have primarily consisted of costs related to transfer agent fees, website maintenance expenses, and fees. For the years ended December 31, 2025 and 2024 we had G&A expense of $53,026 and $35,174. An increase of $17,852 or 50.75% .

Professional fees

Professional fees expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, including audit, legal and accounting expense and filing fees. For the years ended December 31, 2025 we had expense of $23,372 and $60,618 for 2024. A decrease of $37,246 or 61.44% .

Net Loss

During the year ended December 31, 2025, the Company incurred a net loss of $76,398, compared to a net loss of $95,792 during the year ended December 31, 2024.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $79,654 during the year ended December 31, 2025, compared with $154,932 used in operating activities during the year ended December 31, 2024.

Investing Activities

We neither generated nor used cash in investing activities during the years ended December 31, 2025 and 2024.

Financing Activities

During the year ended December 31, 2025, we received $79,460 in loan proceeds from a related party. During the year ended December 31, 2024, we received $137,419 in loan proceeds from related parties.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Going Concern

We have not yet generated sustained profits from our operations. Our independent accountants have expressed a "going concern" opinion. As of December 31, 2025, we had an accumulated deficit of $9,004,009 and a net loss of $76,398 for the year ended December 31, 2025.

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

NIKA PHARMACEUTICALS, INC.
TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
NIKA PHARMACEUTICALS, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nika Pharmaceuticals, Inc (the ‘Company’) as of December 31, 2025 and 2024, and the related consolidated statements of operations and changes in stockholders’ (deficit) and cash flows for each of the two years in the period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(9,004,009), net loss of $(76,398) and a negative working capital of $(297,628). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern Uncertainty

As described in Note 3 to the consolidated financial statements, the Company did not generate any income, has significant operating losses, accumulated deficit and a working capital deficiency. The ability of the Company to continue as a going concern is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

•	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
•

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

•	We assessed the possibility of raising additional debt or credit from the related party.
•	We evaluated the completeness and accuracy of disclosures in the consolidated financial statements.

/S/ Boladale Lawal
BOLADALE LAWAL & CO.
(Chartered Accountants)
(PCAOB ID 6993)
Lagos, Nigeria

We have served as the Company’s auditor since 2025.

March 24, 2026

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash	$1,889	$2,083
Prepaid expenses	19,107	15,851
Total current assets	20,996	17,934
Total Assets	$20,996	$17,934

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to related party	$318,624	$239,164
Total Current Liabilities	318,624	239,164

Total Liabilities	318,624	239,164

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred Stock; par value $0.0001; 15,000,000 shares authorized; 15,000,000 shares issued and outstanding	1,500	1,500
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 1,047,549,224 shares issued and outstanding	104,756	102,168
Additional paid-in capital	8,600,125	8,602,714
Accumulated deficit	(9,004,009)	(8,927,612)
Total Stockholders' Deficit	(297,628)	(221,230)
Total Liabilities and Stockholders' Deficit	$20,996	$17,934

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2025	2024
Operating Expenses:
General and administrative	$53,026	$35,174
Professional fees	23,372	60,618
Total operating expenses	76,398	95,792

Loss from operations	(76,398)	(95,792)

Loss before provision for income taxes	(76,398)	(95,792)
Provision for income taxes	—	—

Net Loss	$(76,398)	$(95,792)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,047,549,224	1,021,674,500

The accompanying notes are an integral part of these consolidated financstatementsial .

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

							Total
	Preferred Stock		Common Stock		Additional Paid	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2023	10,000,000	$1,000	876,090,000	$87,609	$3,229,489	$(3,400,247)	$(82,149)
Common control merger	5,000,000	500	145,584,500	14,558	5,373,225	(5,431,573)	(43,289)
Net loss	—	—	—	—	—	(95,792)	(95,792)
Balance, December 31, 2024	15,000,000	$1,500	1,021,674,500	$102,168	$8,602,714	$(8,927,612)	$(221,230)
Common control merger	—	—	25,874,724	2,588	(2588)	—	—
Net loss	—	—	—	—	—	(76,398)	(76,398)
Balance, December 31, 2025	15,000,000	$1,500	1,047,549,224	$104,756	$8,600,125	$(9,004,009)	$(297,628)

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net Loss	$(76,398)	$(95,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in prepaid expenses	(3,256)	(15,851)
Common control merger	—	(43,289)

Net cash used in operating activities	(79,654)	(154,932)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loans from related party	79,460	137,419
Net cash provided by financing activities	79,460	137,419

Net change in cash	(194)	(17,513)

Cash, beginning of year	2,083	19,596

Cash, end of year	$1,889	$2,083

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

Supplemental disclosure of non-cash investing and financing activity:
Forgiveness of related party debt	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2025 and 2024, the Company had no cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Centennial Ventures, Inc. There has been no activity in either subsidiary as of December 31, 2025.

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

Net Income (Loss)Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock including all potentially outstanding shares of common stock during the period, unless the effect is anti-dilutive. There are no potentially dilutive shares as of December 31, 2025 or 2024.

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

NOTE 3 - GOING CONCERN

As reflected in the consolidated financial statements, the Company has an accumulated deficit of $9,004,009 as of December 31, 2025 and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2025, Nika Europe LTD, advanced the Company $79,460, to pay for general operating expenses. Nika Europe LTD is incorporated in Bulgaria with UIC: 206925008, the ownership of the company is divided by CEO Dimitar Slavchev Savov, Nika Pharmaceuticals, Inc. and Nika Pharmaceuticals Ltd. Dimitar Savov and Nika Pharmaceuticals, Inc. are holding below 1% of the shares of the company. Dimitar Savov is the general manager of Nika Europe. As of December 31, 2025, the total amount due to Nika Europe LTD is $79,460. The advance in non-interest bearing and due on demand.

During the year ended December 31, 2024, Dimitar Slavchev Savov, CEO, advanced the Company $103,419 to pay for general operating expenses. As of December 31, 2025, the total amount due to Mr. Savov is $205,164. The advance in non-interest bearing and due on demand.

During the year ended December 31, 2024, Nika Pharmaceuticals LTD, advanced the Company $34,000, to pay for general operating expenses. Nika Pharmaceuticals LTD is incorporated in Bulgaria with UIC: 175420503 and is wholly-owned and managed by CEO Dimitar Slavchev Savov. As of December 31, 2025, the total amount due to Nika Pharmaceuticals LTD is $34,000. The advance in non-interest bearing and due on demand.

NOTE 5 - COMMON STOCK

During the year ended December 31, 2025, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1), the Company issued 145,584,500 shares of common stock of the 204,205,027 shares to be issued.

During the year ended December 31, 2025, upon reconciliation of the DTC FAST balance transferred from Nika BioTechnology, Inc. pursuant to the Agreement and Plan of Merger dated February 12, 2024, the Transfer Agent of the Company identified and recorded 7,713,223 shares of common stock that had been reflected in the DTC system effective March 21, 2024, but had not been recorded in the Company's shareholder records. These shares were recorded in the Company's transaction journal and shareholder list during the year ended December 31, 2025 to reflect the appropriate balance as of the appropriate date.

During the year ended December 31, 2025, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1), the Company issued 17,961,501 shares of common stock of the 204,205,027 shares to be issued. As of December 31, 2025, the total shares of common stock issued pursuant to the terms of the Merger with Nika BioTechnology, Inc. (Note 1) is 171,259,224 shares of common stock out of 204,205,027 to be issued.

On October 31, 2025, pursuant to a Services Agreement with AJO Capital Inc., the Company issued 200,000 shares of common stock as consideration for services outlined in the agreement.

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

On August 18, 2024, based on recommendation of Clifford Redekop, officer and director, the board of directors found it in the Nika Pharmaceuticals Inc.’s best interest to cancel the acquisition of Nika Pharmaceuticals, Ltd., UIC: 175420503 that was made effective on May 9, 2024 and disclosed via Form 8-K on May 10, 2024. The procedure to return the 100% to Dimitar Slavchev Savov, who is an officer and director of Nika Pharmaceuticals, Inc. and general manager of Nika Pharmaceuticals, Ltd., was initiated on August 19, 2024 and was made effective on August 23, 2024, resulting in Nika Pharmaceuticals, Ltd. no longer being a wholly owned subsidiary of Nika Pharmaceuticals, Inc. As a result, Nika Pharmaceuticals, Inc. no longer practically owns 99.99% in Nika Europe, Ltd. and is no longer the beneficial owner of the factory building and land disclosed in the aforementioned Form 8-K dated May 10, 2024.

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

The provision for Federal income tax consists of the following December 31:

	2025	2024
Federal income tax benefit attributable to:
Current Operations	$(16,044)	$(23,445)
Less: change in valuation allowance	16,044	23,445
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	2025	2024
Deferred tax asset attributable to:
Net operating loss carryover	$(1,894,171)	$(1,878,127)
Less: valuation allowance	1,894,171	1,878,127
Net deferred tax asset	$—	$—

At December 31, 2025, the Company had net operating loss carry forwards of approximately $1,894,171 maybe offset against future taxable income. No tax benefit has been reported in the December 31, 2025 or 2024 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

The Company includes interest and penalties arising from the underpayment of income taxes in the statements of operations in the provision for income taxes. As of December 31, 2025, the Company had no accrued interest or penalties related to uncertain tax positions.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2025. Based on this evaluation, our chief executive officer and principal financial officer have concluded such controls and procedures to be ineffective as of December 31, 2025, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, and concluded that it is not effective because of the material weakness described below:

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

Evaluation of Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025 there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rules 13a-15 or 15d-15 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We intend to recruit additional professionals, as our business conditions warrant, to ensure that we include all necessary disclosure in our filings with the Securities and Exchange Commission. Although we believe that these corrective steps will enable management to conclude that the internal controls over our financial reporting are effective when the staff is in place and trained, we cannot provide assurance that these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identity of Officers and Directors

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Positions Held	Since
Dimitar Slavchev Savov	68	President, CEO, CFO, Director	April 1, 2022

Clifford Redekop	76	Secretary& Director	April 1, 2022

Dimitar Slavchev Savov, Mr. Savov was born in Sofia, Bulgaria on March 03, 1958. Savov graduated at the Dimitar A. Tsenov Academy of Economics as a magister of economics with a specialty in accounting and control with a minor in finance. During the political changes of November 10, 1989, Mr. Savov started a private business by importing crude oil and creating the first private petrol company and in a time of crisis with a lack of fuel, Mr. Savov created a chain of the first private and modern gas stations in Bulgaria named Elpida 3. He brought the company to a highly competitive level and practically saved Neftohim Burgas from bankruptcy and Bulgaria from a fuel shortage. For the past 25 years, Mr. Savov has invested and developed projects in the pharmaceutical field with the goal to provide medicine for treatment of various life-threatening diseases including AIDS, Cancer and others.

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

Based solely on review of the copies of such forms furnished to Nika Pharmaceuticals' directors have filed Forms 4 on March 19, 2024 and March 19, 2025.

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

ITEM 11, EXECUTIVE COMPENSATION

Summary Compensation Table

							Change in
						Non-	Pensions
						Equity	Value and
						Incentive	Nonqualifie
						Plan	d Deferred	All
Name and				Stock	Option	Compen	Compensati	Other
Principal		Salary	Bonus	Awards	Awards	sation	on Earnings	Compens	Total
Position	Year	($)	($)	($)	($)	($)	($)	ation ($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Dimitar
Slavchev	2025	—	—	—	—	—	—	—	—
Savov (CEO,
Director)	2024	—	—	—	—	—	—	—	—

Clifford
Redekop	2025	—	—	—	—	—	—	—	—
(corporate
secretary)	2024	—	—	—	—	—	—	—	—

No officer or director of the Company has received any compensation in 2025 or 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2025, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of our outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group. Common stock beneficially owned and percentage ownership was based on 1,047,549,224 shares outstanding on December 31, 2025.

			Shares of	Percent of
		Percent of	Series A	Series A	Number of	Percent of
	Shares of	Common	Preferred	Preferred	Voting	Voting
	Common	Stock	Stock	Stock	Shares	Shares
	Stock Beneficially	Beneficially	Beneficially Beneficially		Beneficially	Beneficially
Name of Beneficial Owner	Owned**	Owned(1)**	Owned	Owned**	Owned**	Owned(1)**
5% Beneficial Owners
ACFT LLC	151,446,500	14.46%	—	—	—	—
Mariya S Radivoeva	94,500,000	9.02%	—	—	—	—
Noble Investment Corp	138,208,256	13.19%	—	—	—	—
Kubrat Radivoev	75,000,000	7.16%	—	—	—	—
Directors and Officers
Dimitar Slavchev Savov	445,589,500	42.54%	15,000,000	100%	150,000,000	51.87%
Clifford Redekop	—	—	—	—	—	—

All directors and executive officers as a group (2 persons)	445,589,500	42.54%	15,000,000	100%	150,000,000	51.87%
**	Under SEC rules, beneficial ownership includes shares over which the individual or entity has voting or investment power and any shares which the individual or entity has the right to acquire within sixty days.
(1)	Percentage of voting stock is based on 1,047,549,224 shares of our common stock and 15,000,000 shares of Series A Preferred Stock outstanding on December 31, 2025.

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

During the year ended December 31, 2025, Nika Europe LTD, advanced the Company $79,460, to pay for general operating expenses. Nika Europe LTD is incorporated in Bulgaria with UIC: 206925008, the ownership of the company is divided by CEO Dimitar Slavchev Savov, Nika Pharmaceuticals, Inc. and Nika Pharmaceuticals Ltd. Dimitar Savov and Nika Pharmaceuticals, Inc. are holding below 1% of the shares of the company. Dimitar Savov is the general manager of Nika Europe. As of December 31, 2025, the total amount due to Nika Europe LTD is $79,460. The advance in non-interest bearing and due on demand.

During the year ended December 31, 2024, Dimitar Slavchev Savov, CEO, advanced the Company $103,419 to pay for general operating expenses. As of December 31, 2025, the total amount due to Mr. Savov is $205,164. The advance in non-interest bearing and due on demand.

During the year ended December 31, 2024, Nika Pharmaceuticals LTD, advanced the Company $34,000, to pay for general operating expenses. Nika Pharmaceuticals LTD is incorporated in Bulgaria with UIC: 175420503 and is wholly-owned and managed by CEO Dimitar Slavchev Savov. As of December 31, 2025, the total amount due to Nika Pharmaceuticals LTD is $34,000. The advance in non-interest bearing and due on demand.

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

	2025	2024
Audit fees	$14,545	$4,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$14,545	$4,000

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

Nika Pharmaceuticals, Inc.

Date: March 25, 2026	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov
Chief Executive Officer, Director

Date: March 25, 2026	By:	/s/ Clifford Redekop
Clifford Redekop
Director