Form 10-Q
period 2026-03-31
NIKA PHARMACEUTICALS, INC
filed 2026-05-12
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026____________________________________________________________________________

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

Yes ☐           No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at April 1, 2026 was 1,048,549,224.

Item 1. Financial Statements

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$1,530	$1,889
Prepaid expenses	19,107	19,107
Total current assets	20,637	20,996

Total assets:	$20,637	$20,996

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to related parties	$331,624	$318,624
Total Current Liabilities	$331,624	$318,624

Total Liabilities	$331,624	$318,624

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred Stock; par value $0.0001; 15,000,000 shares authorized; 15,000,000 and 15,000,000 shares issued and outstanding, respectively	1,500	1,500
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 1,048,549,224 and 876,090,000 shares issued and outstanding, respectively	104,856	104,756
Additional paid-in capital	8,600,026	8,600,125
Accumulated other comprehensive income	—	—
Accumulated deficit	(9,017,369)	(9,004,009)
Total Stockholders' Deficit	(310,987)	(297,628)
Total Liabilities and Stockholders' Deficit	$20,637	$20,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Revenue	$—	$—

Operating Expenses:
General and administrative	$2,639	$1,800
Professional fees	10,720	11,145
Total operating expenses	13,359	12,945

Loss from operations	(13,359)	(12,945)

Loss before provision for income taxes	(13,359)	(12,945)
Provision for income taxes	—	—

Net Loss	$(13,359)	$(12,945)

Other comprehensive income:
Foreign currency translation adjustment	—	—

Comprehensive Loss	$(13,359)	$(12,945)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,048,549,224	1,026,371,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025
(Unaudited)
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2025	15,000,000	$1,500	1,047,549,224	$104,756	$8,600,125	$(9,004,009)	$—	(297,628)
Common control merger	—	—	1,000,000	100	(100)	—	—	—
Net loss for the period							—
ended	—	—	—	—	—	(13,359)		(13,359)
Balance, March 31, 2026	15,000,000	1,500	1,048,549,224	104,856	8,600,026	(9,017,368)	—	(310,987)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2024	15,000,000	$1,500	1,021,674,500	$102,167	$8,602,714	$(8,927,612)	$—	$(221,231)
Common control merger	—	—	4,696,500	470	$(470)	—	—	—
Net loss for the period ended	—	—	—	—	—	(12,945)	—	(12,945)
Balance, March 31, 2025	15,000,000	1,500	1,026,371,000	102,637	8,602,244	(8,940,557)	—	(234,176)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net Loss	$(13,359)	$(12,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in prepaid expenses	—	—
Common control merger	—	—
Net cash used in operating activities	(13,359)	(12,945)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loans from related parties	13,000	30,000
Net cash provided by financing activities	13,000	30,000

Net change in cash	(359)	(17,055)

Cash, beginning of period	1,889	2,083

Cash, end of period	$1,530	$19,137

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended March 31, 2026.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2026 and December 31, 2025, the Company had no cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Centennial Ventures, Inc. There has been no activity in Centennial Ventures, Inc. as of March 31, 2026

Fair Value of Financial Instruments

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

Net Income (Loss)Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock including all potentially outstanding shares of common stock during the period, unless the effect is anti-dilutive. There are no potentially dilutive shares as of March 31, 2026 or 2025.

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $9,017,368 as of March 31, 2026 and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the period March 31, 2026, Nika Europe, Ltd., advanced the Company $13,000 to pay for general operating expenses. Nika Europe LTD is incorporated in Bulgaria with UIC: 206925008, the ownership of the company is divided by CEO Dimitar Slavchev Savov, Nika Pharmaceuticals, Inc. and Nika Pharmaceuticals Ltd. Dimitar Savov and Nika Pharmaceuticals, Inc. are holding below 1% of the shares of the company. Dimitar Savov is the general manager of Nika Europe. As of March 31, 2026, the total amount due to Nika Europe is $92,460. The advance in non-interest bearing and due on demand.

During the year ended December 31, 2024 Dimitar Slavchev Savov, CEO, advanced the Company to pay for general operating expenses. As of March 31, 2026, the total amount due to Mr. Savov is $205,164. The advance in non-interest bearing and due on demand.

During the year ended December 31, 2024, Nika Pharmaceuticals LTD, advanced the Company $34,000, to pay for general operating expenses. Nika Pharmaceuticals LTD is incorporated in Bulgaria with UIC: 175420503 and is wholly-owned and managed by CEO Dimitar Slavchev Savov. As of March 31, 2026, the total amount due to Nika Pharmaceuticals LTD is $34,000. The advance in non-interest bearing and due on demand.

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

NOTE 5 – COMMON STOCK

During the three months ended March 31, 2026, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1), the Company issued 1,000,000 shares of common stock of the 204,205,027 shares to be issued.

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

On April 23, 2024, Nika Europe, Ltd. signed a Supply Agreement with Shanghai Marya Pharmaceutical Engineering & Project Co., Ltd. for the purchase, supply, and installation of a complete vial production line equipment adhering to Good Manufacturing Practice (GMP) standards, costing $957,670. Dimitar Savov has paid the initial down payment of $191,534 from his personal money. Nika Pharmaceuticals Ltd. has paid the second 20% installment of 195,554$. The equipment is produced and in testing stages, and is expected to be delivered and installed in the Bulgarian production building later in 2026. Effective April 29, 2024, Nika Pharmaceuticals, Ltd., a limited liability company registered in Bulgaria with UIC: 175420503, made a non-monetary in-kind contribution of a production building and land to the capital of Nika Europe, Ltd. The building and land were officially valued at 3,683,800 BGN (2,045,209) USD by three independent valuators appointed by the Bulgarian Registry Agency. As a result, the capital of Nika Europe, Ltd. was increased to 3,684,300 BGN. At the time of the transaction, Dimitar Savov owned 100% of Nika Pharmaceuticals, Ltd. and was the company’s general manager.

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

On October 31, 2025, Nika Pharmaceuticals, Inc. signed a Services Agreement with AJO Capital Inc. for certain business development and general provision of services to be performed for four months starting November 11, 2025. As of January 11, 2026, the agreement has been put on pause.

On March 5, 2026 the company has signed Consultancy Agreement with a 12-month term dated with MD Global Partners, LLC, a leading Manhattan-based investment bank. MD Global will provide NIKA with various services, which may include, but are not limited to assistance in capital raising efforts, growth initiatives, and conducting due diligence on potential transactions.

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

Results of Operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

General and Administrative

General and Administrative (“G&A”) expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company. For the three months ended March 31, 2026, G&A expenses were $2,639 compared to $1,800 during the three months ended March 31, 2025.

Professional Fees

For the three months ended March 31, 2026, professional fees were $10,720 compared to $11,145 during the three months ended March 31, 2025, a decrease of $425. Professional fees consist mostly of legal, audit and accounting fees.

Net Loss

During the three months ended March 31, 2026, the Company incurred a net loss of $13,359, compared to a net loss of $12,945 during the three months ended March 31, 2025.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $13,359 for the three months ended March 31, 2026, compared to $ 12,945for the three months ended March 31, 2025.

Investing Activities

We neither generated nor used cash in investing activities during the three months ended March 31, 2026 and 2025.

Financing Activities

During the three months ended March 31, 2026, we received $13,000 in loan proceeds from related parties. Compared to $30,000 in the prior period.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no revenue and relies on related party non-interest bearing loans to pay for its operating expenses .

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

ITEM 4. CONTROLS AND PROCEDURES. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended March 31, 2026.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the three months ended March 31, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Nika Pharmaceuticals, Inc.

Date: May 12, 2026	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov, Chief Executive Officer,
Director