Form 10-Q
period 2026-06-30
NIKA PHARMACEUTICALS, INC
filed 2026-08-10
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026____________________________________________________________________________

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

Yes ☐           No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at July 4, 2026 was 1,051,689,224.

Item 1. Financial Statements

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$2,932	$1,889
Prepaid expenses	7,010	19,107
Total current assets	9,942	20,996

Total assets:	$9,942	$20,996

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to related parties	$340,624	$318,624
Total Current Liabilities	$340,624	$318,624

Total Liabilities	$340,624	$318,624

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred Stock; par value $0.0001; 15,000,000 shares authorized; 15,000,000 shares issued and outstanding	1,500	1,500
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 1,051,689,224 and 1,047,549,224 shares issued and outstanding, respectively	105,170	104,756
Additional paid-in capital	8,599,711	8,600,125
Accumulated other comprehensive income	—	—
Accumulated deficit	(9,037,063)	(9,004,009)
Total Stockholders' Deficit	(330,682)	(297,628)
Total Liabilities and Stockholders' Deficit	$9,942	$20,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	$14,848	$14,300	$17,488	$16,101
Professional fees	4,846	4,081	15,566	15,226
Total operating expenses	19,694	18,381	33,054	31,327

Loss from operations	(19,694)	(18,381)	(33,054)	(31,327)

Loss before provision for income taxes	(19,694)	(18,381)	(33,054)	(31,327)
Provision for income taxes	—	—	—	—

Net Loss	$(19,694)	$(18,381)	$(33,054)	$(31,327)

Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—

Comprehensive Loss	$(19,694)	$(18,381)	$(33,054)	$(31,327)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,051,689,224	1,026,406,001	1,051,689,224	1,026,406,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2025	15,000,000	$1,500	1,047,549,224	$104,756	$8,600,125	$(9,004,009)	$—	(297,628)
Common control merger	—	—	1,000,000	100	(100)	—	—	—
Net loss for the period ended	—	—	—	—	—	(13,360)	—	(13,360)
Balance, March 31, 2026	15,000,000	1,500	1,048,549,224	104,856	8,600,025	(9,017,369)	—	(310,988)
Common control merger	—	—	3,140,000	314	(314)	—	—	—
Net loss for the period ended	—	—	—	—	—	(19,694)	—	(19,694)
Balance, June 30, 2026	15,000,000	1,500	1,051,689,224	105,170	8,599,711	(9,037,063)	—	(330,682)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2024	15,000,000	$1,500	1,021,674,500	$102,167	$8,602,714	$(8,927,612)	$—	$(221,231)
Common control merger	—	—	4,696,500	470	$(470)	—	—	—
Net loss for the period ended	—	—	—	—	—	(12,945)	—	(12,945)
Balance, March 31, 2025	15,000,000	1,500	1,026,371,000	102,637	8,602,244	(8,940,557)	—	(234,176)
Common control merger	—	—	35,001	4	(4)	—	—	—
Net loss for the period ended	—	—	—	—	—	(18,381)	—	(18,381)
Balance, June 30, 2025	15,000,000	1,500	1,026,406,001	102,641	8,602,240	(8,958,938)	—	(252,557)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net Loss	$(33,054)	$(31,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in prepaid expenses	12,097	(140)
Common control merger	—	—
Net cash used in operating activities	(20,957)	(31,467)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loans from related parties	22,000	45,000
Net cash provided by financing activities	22,000	45,000

Net change in cash	1,043	13,533

Cash, beginning of period	1,889	2,083

Cash, end of period	$2,932	$15,616

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026

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

Common Control Mergers

On February 12, 2024, the Company signed an Agreement and Plan of Merger (the “Merger”) with Nika BioTechnology, Inc. (OTCMKTS: NIKA). Pursuant to the Merger agreement Nika BioTechnology, Inc., (the Target company), was merged with and into the Company, the separate corporate existence of the Target shall cease, and the Company shall continue as the surviving consolidated entity. Nika BioTechnology, Inc., owned a 40% stake in Nika Europe, Ltd, which was transferred to the Company pursuant to the merger terms effective April 12, 2024. Given that on October 11, 2022, the Company acquired a 40% stake in Nika Europe, Ltd., as of April 12, 2024, the Company has an 80% controlling interest in Nika Europe. On April 29, 2024 pursuant to decision of the shareholders for in-kind contribution of factory building and land the capital of Nika Europe, Ltd. increased to 3,684,300 BGN (2,016,562) USD. Effective May 16, 2024 the Company acquired 100% of the share capital of Nika Pharmaceuticals, Ltd. as effect of this event the Company has a 99.99% controlling interest in Nika Europe, Ltd. The Company will issue the target 204,205,027 shares of common stock and 5,000,000 shares of Preferred stock in exchange for all of the issued and outstanding shares of both the preferred and common stock of the Target company.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2026. These unaudited consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the six months ended June 30, 2026.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2026 and December 31, 2025, the Company had no cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Centennial Ventures, Inc. There has been no activity in Centennial Ventures, Inc. as of June 30, 2026

Fair Value of Financial Instruments

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

Net Income (Loss)Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock including all potentially outstanding shares of common stock during the period, unless the effect is anti-dilutive. There are no potentially dilutive shares as of June 30, 2026 or 2025.

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $9,037,063 as of June 30, 2026 and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2026, Nika Europe, Ltd., advanced the Company $22,000 to pay for general operating expenses. Nika Europe LTD is incorporated in Bulgaria with UIC: 206925008, the ownership of the company is divided by CEO Dimitar Slavchev Savov, Nika Pharmaceuticals, Inc. and Nika Pharmaceuticals Ltd. Dimitar Savov and Nika Pharmaceuticals, Inc. are holding below 1% of the shares of the company. Dimitar Savov is the general manager of Nika Europe. As of June 30, 2026, the total amount due to Nika Europe is $101,460. The advance is non-interest bearing and due on demand.

During the year ended December 31, 2024 Dimitar Slavchev Savov, CEO, advanced the Company to pay for general operating expenses. As of June 30, 2026, the total amount due to Mr. Savov is $205,164. The advance is non-interest bearing and due on demand.

During the year ended December 31, 2024, Nika Pharmaceuticals LTD, advanced the Company, to pay for general operating expenses. Nika Pharmaceuticals LTD is incorporated in Bulgaria with UIC: 175420503 and is wholly-owned and managed by CEO Dimitar Slavchev Savov. As of June 30, 2026, the total amount due to Nika Pharmaceuticals LTD is $34,000. The advance is non-interest bearing and due on demand.

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

NOTE 5 – COMMON STOCK

During the six months ended June 30, 2026, pursuant to the terms of the Merger with Nika BioTechnology, Inc (Note 1), the Company issued 4,140,000 shares of common stock of the 204,205,027 shares to be issued.

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

During the six months ended June 30, 2026, the Company has not issued any new preferred stock.

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

Effective April 29, 2024, Nika Pharmaceuticals, Ltd., a limited liability company registered in Bulgaria with UIC: 175420503, made a non-monetary in-kind contribution of a production building and land to the capital of Nika Europe, Ltd. The building and land were officially valued at 3,683,800 BGN (2,016,562) USD by three independent valuators appointed by the Bulgarian Registry Agency. As a result, the capital of Nika Europe, Ltd. was increased to 3,684,300 BGN. At the time of the transaction, Dimitar Savov owned 100% of Nika Pharmaceuticals, Ltd. and was the company’s general manager.

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

Business Overview

Nika Pharmaceuticals, Inc. was incorporated in the State of Colorado on June 8, 2000. Pursuant to the terms of a stock purchase agreement resulting in a change of control the Company is changing its business to focus on the following.

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

On February 12, 2024, the Company signed an Agreement and Plan of Merger (the “Merger”) with Nika BioTechnology, Inc. (OTCMKTS: NIKA). Pursuant to the Merger agreement Nika BioTechnology, Inc., (the Target company), was merged with and into the Company, the separate corporate existence of the Target shall cease, and the Company shall continue as the surviving consolidated entity. Nika BioTechnology, Inc., owned a 40% stake in Nika Europe, Ltd. On October 11, 2022, the Company had acquired a 40% stake in Nika Europe, Ltd., so as of April 12, 2024, the Company has an 80% controlling interest in Nika Europe, through which the company will have a firm foothold on the markets of Europe, Asia, and Africa. Nika Europe is preparing the construction of a pharmaceutical factory that is comprised of different manufacturing facilities for the production of drugs in injection, tablet and other forms. The factory will have enough production capacity to secure the needs of Nika.

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

Results of Operations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

General and Administrative

General and Administrative (“G&A”) expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company. For the three months ended June 30, 2026, G&A expenses were $14,848 compared to $14,300 during the three months ended June 30, 2025.

Professional Fees

For the three months ended June 30, 2026, professional fees were $4,846 compared to $4,081 during the three months ended June 30, 2025, an increase of $765. Professional fees consist mostly of legal, audit and accounting fees.

Net Loss

During the three months ended June 30, 2026, the Company incurred a net loss of $19,694, compared to a net loss of $18,381 during the three months ended June 30, 2025.

Timing of Recognition of Prepaid Expense Amortization

During the three months ended March 31, 2026, the Company did not record the scheduled amortization of certain prepaid expenses, consisting of annual OTC Markets and business services fees, EDGAR filing fees, and website hosting fees, totaling approximately $7,820. The amortization of these prepaid expenses was recorded in the three months ended June 30, 2026. As a result, general and administrative expenses for the three months ended June 30, 2026 include approximately $7,820 of expenses attributable to the first quarter of 2026, and the results for the three months ended March 31, 2026 were understated by the same amount. This timing difference has no effect on the reported results for the six months ended June 30, 2026, or on the Company's financial position as of June 30, 2026. Management has evaluated the effect of this timing difference and concluded that it is not material to the previously issued financial statements for the three months ended March 31, 2026.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $20,957 for the six months ended June 30, 2026, compared to $31,467 for the six months ended June 30, 2025.

Investing Activities

We neither generated nor used cash in investing activities during the six months ended June 30, 2026 and 2025.

Financing Activities

During the six months ended June 30, 2026, we received $22,000 in loan proceeds from related parties. Compared to $45,000 in the prior period.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. The Company currently has no revenue and relies on related party non-interest bearing loans to pay for its operating expenses.

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

ITEM 4. CONTROLS AND PROCEDURES. Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended June 30, 2026.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the six months ended June 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Nika Pharmaceuticals, Inc.

Date: August 10, 2026	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov, Chief Executive Officer,
Director