Form 10-Q
period 2026-09-30
NIKA PHARMACEUTICALS, INC
filed 2026-11-10
CIK 1145604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026____________________________________________________________________________

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

2269 Merrimack Vallesy Avenue, Henderson, NV 89044
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

Yes ☐           No ☒

The number of shares of Common Stock, $0.0001 par value of the registrant outstanding at October 15, 2026 was 1,054,689,224.

Item 1. Financial Statements

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$352	$1,889
Prepaid expenses	4,957	19,107
Total current assets	5,309	20,996

Total assets:	$5,309	$20,996

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Due to related parties	$349,014	$318,624
Total Current Liabilities	$349,014	$318,624

Total Liabilities	$349,014	$318,624

Commitments and contingencies	—	—

Stockholders' Deficit:
Preferred Stock; par value $0.0001; 15,000,000 shares authorized; 15,000,000 shares issued and outstanding	1,500	1,500
Common Stock; par value $0.0001; 2,700,000,000 shares authorized; 1,054,689,224 and 1,047,549,224 shares issued and outstanding, respectively	105,470	104,756
Additional paid-in capital	8,599,411	8,600,125
Accumulated other comprehensive income	—	—
Accumulated deficit	(9,050,086)	(9,004,009)
Total Stockholders' Deficit	(343,705)	(297,628)
Total Liabilities and Stockholders' Deficit	$5,309	$20,996

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—

Operating Expenses:
General and administrative	$8,177	$3,901	$25,665	$20,002
Professional fees	4,846	4,081	20,412	19,307
Total operating expenses	13,023	7,982	46,077	39,309

Loss from operations	(13,023)	(7,982)	(46,077)	(39,309)

Loss before provision for income taxes	(13,023)	(7,982)	(46,077)	(39,309)
Provision for income taxes	—	—	—	—

Net Loss	$(13,023)	$(7,982)	$(46,077)	$(39,309)

Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—

Comprehensive Loss	$(13,023)	$(7,982)	$(46,077)	$(39,309)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding, basic and diluted	1,054,689,224	1,039,836,001	1,054,689,224	1,039,636,001

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025
(Unaudited)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2025	15,000,000	$1,500	1,047,549,224	$104,756	$8,600,125	$(9,004,009)	$—	(297,628)
Common control merger	—	—	1,000,000	100	(100)	—	—	—
Net loss for the period ended	—	—	—	—	—	(13,360)	—	(13,360)
Balance, March 31, 2026	15,000,000	1,500	1,048,549,224	104,856	8,600,025	(9,017,369)	—	(310,988)
Common control merger	—	—	3,140,000	314	(314)	—	—	—
Net loss for the period ended	—	—	—	—	—	(19,694)	—	(19,694)
Balance, June 30, 2026	15,000,000	1,500	1,051,689,224	105,170	8,599,711	(9,037,063)	—	(330,682)
Common control merger	—	—	3,000,000	300	(300)	—	—	—
Net loss for the period ended	—	—	—	—	—	(13,023)	—	(13,023)
Balance, September 30, 2026	15,000,000	1,500	1,054,689,224	105,470	8,599,411	(9,050,086)	—	(343,705)

					Additional		Other	Total
	Preferred Stock		Common Stock		Paid	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Loss	Equity
Balance, December 31, 2024	15,000,000	$1,500	1,021,674,500	$102,167	$8,602,714	$(8,927,612)	$—	$(221,231)
Common control merger	—	—	4,696,500	470	$(470)	—	—	—
Net loss for the period ended	—	—	—	—	—	(12,945)	—	(12,945)
Balance, March 31, 2025	15,000,000	1,500	1,026,371,000	102,637	8,602,244	(8,940,557)	—	(234,176)
Common control merger	—	—	35,001	4	(4)	—	—	—
Net loss for the period ended	—	—	—	—	—	(18,381)	—	(18,381)
Balance, June 30, 2025	15,000,000	1,500	1,026,406,001	102,641	8,602,240	(8,958,938)	—	(252,557)
Common control merger	—	—	13,230,000	1,323	(1,323)	—	—	—
Net loss for the period ended	—	—	—	—	—	(7,982)	—	(7,982)
Balance, September 30, 2025	15,000,000	1,500	1,039,836,001	103,964	8,600,917	(8,966,920)	—	(260,539)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net Loss	$(46,077)	$(39,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Net change in prepaid expenses	14,150	(1,487)
Common control merger	—	—
Net cash used in operating activities	(31,927)	(40,796)

Cash flows from investing activities:	—	—

Cash flows from financing activities:
Loans from related parties	30,390	45,000
Net cash provided by financing activities	30,390	45,000

Net change in cash	(1,537)	4,204

Cash, beginning of period	1,889	2,083

Cash, end of period	$352	$6,287

Supplemental disclosure of cash flow information:
Cash paid for taxes	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

NIKA PHARMACEUTICALS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2026

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

Reclassifications

Certain reclassifications have been made to the prior period financial information to conform to the presentation used in the financial statements for the nine months ended September 30, 2026.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2026 and December 31, 2025, the Company had no cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Centennial Ventures, Inc. There has been no activity in Centennial Ventures, Inc. as of September 30, 2026.

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

Net Income (Loss)Per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock including all potentially outstanding shares of common stock during the period, unless the effect is anti-dilutive. There are no potentially dilutive shares as of September 30, 2026 or 2025.

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

NOTE 3 - GOING CONCERN

As reflected in the unaudited consolidated financial statements, the Company has an accumulated deficit of $9,050,086 as of September 30, 2026 and has generated no income to date. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through offerings of debt securities, or through borrowings from financial institutions. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2026, Nika Europe, Ltd., advanced the Company $28,400 to pay for general operating expenses. Nika Europe LTD is incorporated in Bulgaria with UIC: 206925008, the ownership of the company is divided by CEO Dimitar Slavchev Savov, Nika Pharmaceuticals, Inc. and Nika Pharmaceuticals Ltd. Dimitar Savov and Nika Pharmaceuticals, Inc. are holding below 1% of the shares of the company. Dimitar Savov is the general manager of Nika Europe. As of September 30, 2026, the total amount due to Nika Europe is $107,860. The advance is non-interest bearing and due on demand.

During the year ended December 31, 2024 Dimitar Slavchev Savov, CEO, advanced the Company to pay for general operating expenses. As of September 30, 2026, the total amount due to Mr. Savov is $205,164. The advance is non-interest bearing and due on demand.

During the year ended December 31, 2024, Nika Pharmaceuticals LTD, advanced the Company, to pay for general operating expenses. Nika Pharmaceuticals LTD is incorporated in Bulgaria with UIC: 175420503 and is wholly-owned and managed by CEO Dimitar Slavchev Savov. As of September 30, 2026, the total amount due to Nika Pharmaceuticals LTD is $34,000. The advance is non-interest bearing and due on demand.

On August 4, 2026, Noble Investment Corp., a shareholder of the Company, advanced the Company $990 to pay for general operating expenses. As of September 30, 2026, the total amount due to Noble Investment Corp. is $990. The advance is non-interest bearing and due on demand.

On August 6, 2026, Clifford Redekop, a Director and the Secretary of the Company, advanced the Company $1,000 to pay for general operating expenses. As of September 30, 2026, the total amount due to Mr. Redekop is $1,000. The advance is non-interest bearing and due on demand.

As of September 30, 2026 and December 31, 2025, the total amounts due to related parties were $349,014 and $318,624, respectively.

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

NOTE 5 – COMMON STOCK

During the nine months ended September 30, 2026, pursuant to the terms of the Merger with Nika BioTechnology, Inc. (Note 1), the Company issued 7,140,000 shares of common stock of the 204,205,027 shares to be issued, consisting of 1,000,000 shares issued during the three months ended March 31, 2026, 3,140,000 shares issued during the three months ended June 30, 2026, and 3,000,000 shares issued on July 17, 2026.

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

During the nine months ended September 30, 2026, the Company has not issued any new preferred stock.

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

On April 23, 2024, Nika Europe, Ltd. signed a Supply Agreement with Shanghai Marya Pharmaceutical Engineering & Project Co., Ltd. for the purchase, supply, and installation of a complete vial production line equipment adhering to Good Manufacturing Practice (GMP) standards, costing $957,670. Dimitar Savov has paid the initial down payment of $191,534 from his personal money. Nika Pharmaceuticals Ltd. has paid the second 20% installment of $195,554. The equipment is produced and in testing stages, and is expected to be delivered and installed in the Bulgarian production building later in 2026.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Unless the context indicates otherwise, as used in this Quarterly Report, the terms “Nika,” “we,” “us,” “our,” “our company” and “our business” refer to Nika Pharmaceuticals, Inc., including its subsidiaries. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

On April 7, 2022, signed with “MICAR 11” LTD. (“MICAR”) an Exclusive Rights Agreement for a term of 15 years for the production and distribution of two dietary supplements, namely Carotilen and Physiolong. Carotilen is a dietary supplement in the form of soft gelatin capsules that improves and regulates the metabolism of the epithelial cells and protectsthem from degenerative alterations. It favorably affects embryonic development; the regulation of the growth and division of the cells; stimulates the growth of the bone tissue; favorably affects the function of the gonads; increases and maintains high level of the immune system. Physiolong is a dietary food supplement in the form of hard gelatin capsules, which serves as general stimulant for those in a period of convalescence, as well as in situations of high mental and physical loads, and for the recovery in sports.

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

Results of Operations for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025.

General and Administrative

General and Administrative (“G&A”) expenses have primarily consisted of costs related to filing the Form 10-K and Form 10-Qs for the Company, OTC Markets annual fees, transfer agent fees, EDGAR filing fees and website maintenance. For the three months ended September 30, 2026, G&A expenses were $8,177 compared to $3,901 during the three months ended September 30, 2025, an increase of $4,276. The increase was primarily due to the amortization of prepaid OTC Markets annual fees of $3,853 recognized during the three months ended September 30, 2026, whereas in the prior year the OTC Markets annual fees were expensed when paid during the three months ended June 30, 2025. For the nine months ended September 30, 2026, G&A expenses were $25,665 compared to $20,002 during the nine months ended September 30, 2025, an increase of $5,663.

Professional Fees

For the three months ended September 30, 2026, professional fees were $4,846 compared to $4,081 during the three months ended September 30, 2025, an increase of $765, primarily due to legal fees incurred during the current period. For the nine months ended September 30, 2026, professional fees were $20,412 compared to $19,307 during the nine months ended September 30, 2025, an increase of $1,105. Professional fees consist mostly of legal, audit and accounting fees.

Net Loss

During the three months ended September 30, 2026, the Company incurred a net loss of $13,023, compared to a net loss of $7,982 during the three months ended September 30, 2025. During the nine months ended September 30, 2026, the Company incurred a net loss of $46,077, compared to a net loss of $39,309 during the nine months ended September 30, 2025.

Timing of Recognition of Prepaid Expense Amortization

During the three months ended June 30, 2026, the Company recorded amortization of prepaid EDGAR filing fees of $533, representing two months of the scheduled amortization. The remaining amortization of $267 attributable to June 2026 was recorded in the three months ended September 30, 2026. As a result, general and administrative expenses for the three months ended September 30, 2026 include $267 of expenses attributable to the second quarter of 2026, and the results for the three months ended June 30, 2026 were understated by the same amount. In addition, as previously disclosed, the amortization of certain prepaid expenses attributable to the three months ended March 31, 2026, totaling approximately $7,820, was recorded in the three months ended June 30, 2026. These timing differences have no effect on the reported results for the nine months ended September 30, 2026, or on the Company's financial position as of September 30, 2026. Management has evaluated the effect of these timing differences and concluded that they are not material to the previously issued financial statements for the three months ended March 31, 2026 and June 30, 2026.

Liquidity and Capital Resources

Operating Activities

Net cash used in operating activities was $31,927 for the nine months ended September 30, 2026, compared to $40,796 for the nine months ended September 30, 2025.

Investing Activities

We neither generated nor used cash in investing activities during the nine months ended September 30, 2026 and 2025.

Financing Activities

During the nine months ended September 30, 2026, we received $30,390 in loan proceeds from related parties, compared to $45,000 in the prior period.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, they concluded that our disclosure controls and procedures were not effective for the quarterly period ended September 30, 2026.

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

Changes in Internal Controls

Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the six months ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Nika Pharmaceuticals, Inc.

Date: November 10, 2026	By:	/s/ Dimitar Slavchev Savov
Dimitar Slavchev Savov, Chief Executive Officer,
Director